Form 10KSB/A
period 1995-05-31
BETHLEHEM CORP
filed 1995-09-28
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

          For the fiscal year ended May 31, 1995.

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Pennsylvania                                    24-0525900
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

25th and Lennox Streets, Easton, Pennsylvania             18044-0348
-------------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

                                                Name of each exchange
         Title of each class                    on which registered
         -------------------                    -------------------

   Common Stock, no par value                   American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X . No. .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year:  $14,540,591

As of August 21, 1995, 1,888,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $3,369,100 based on the average of the bid ($3.4375) and asked ($3.5625) prices on that date of $3.50.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  The directors are elected at the Annual Meeting of the Stockholders of the Company and each director elected holds office until his successor is elected and qualified. The Board currently consists of ten members. The stockholders vote at the Annual Meeting for the election of directors. There are no family relationships among any directors or executive officers of the Company, except that directors Jan Gale and Ronald H. Gale are brothers.

                  The names of the directors as of the date hereof, together with certain information regarding them, are as follows:


                                                                                             Year               Year
                                                                                             First              Term
                                                                                             Became a           Will
Name                              Age          Principal Occupation                          Director           Expire
----------------------------      --------     -----------------------------------------     --------------     ------------
John W. Pike                      70           Vice Chairman of the                          1991               1995
                                               Company since December 1992
                                               and Treasurer from May 1992
                                               until January 1994;
                                               President of the Company
                                               from December 1991 to
                                               December 1992; Vice
                                               President of Boiler Sales
                                               of the Company for five
                                               years prior thereto

B. Ord Houston                    82           Secretary of the Company                      1976               1995
                                               since June 1983, otherwise
                                               retired for at least the
                                               last five years; held
                                               various positions with the
                                               Company since 1966, most
                                               recently as Executive Vice
                                               President

O. Karl Dieckmann                 82           Investment manager and                        1960               1997
                                               financial consultant,
                                               retired for at least the
                                               last five years

James L. Leuthe                   53           Chairman of the Board of                      1976               1997
                                               Directors since 1977;
                                               President and Chief
                                               Executive Officer of the
                                               Company from February 1979 to
                                               November 1983; Chief Executive
                                               Officer since November 1983;
                                               Chairman of the Board of First
                                               Lehigh Corporation, a bank
                                               holding company


                                       -2-

                                                                                             Year               Year
                                                                                             First              Term
                                                                                             Became a           Will
Name                              Age          Principal Occupation                          Director           Expire
----------------------------      --------     -----------------------------------------     --------------     ------------


Alan H. Silverstein               46           President and Chief                           1994               1997
                                               Operating Officer of the
                                               Company since February
                                               1994; from 1990 to present,
                                               President of Earth Environmental
                                               Services, Inc., a presently
                                               inactive solid waste remediation
                                               firm and developer of solid waste
                                               co-generation projects; from July
                                               1992 to February 1994, President
                                               of Universal Envirogenics, Inc.,
                                               a rebuilder of industrial gas
                                               plants.

D.B. Cahoon                       61           Consultant to the Company                     1993               1996
                                               since January 1994;
                                               President and Chief
                                               Operating Officer of the
                                               Company from December 1992 to
                                               December 1993; from 1989 to 1992,
                                               President and Chief Executive
                                               Officer of DeDietrich USA Inc.,
                                               supplier of glass-lined vessels
                                               to the chemical and
                                               pharmaceutical industries

Jan P. Gale                       40           Vice President since 1978                     1991               1996
                                               of Universal Process
                                               Equipment, Inc. ("UPE"), an
                                               international supplier
                                               of complete process plants
                                               and equipment and
                                               manufacturer of new
                                               equipment in the United
                                               States and Europe

Robert F.                         65           Owner since 1949 of West                      1984               1995
Bacigalupo                                     Town Mortuary, a funeral
                                               home; director since 1953
                                               of Maywood Proviso State
                                               Bank, Maywood, Illinois.

Ronald H. Gale                    44           President and Chief                           1990               1995
                                               Executive Officer of UPE
                                               since 1978


EXECUTIVE OFFICERS

         Certain information about the executive officers of the Company who are not also directors of the Company is as follows:


                                                              Position(s) Held with Registrant and
Name                                      Age                 Business Experience
------------------------------------      --------------      --------------------------------------------------------

Antoinette L. Martin                      37                  Vice President and Chief Financial
                                                              Officer of the Company since October
                                                              1994; Acting Treasurer of the Company
                                                              from January to September 1994;
                                                              Accounting Manager of the Company from
                                                              June 1988 to February 1992; Controller
                                                              of the Company since February 1992.

James J. English                          66                  Consultant to the Company since June
                                                              1995; Executive Vice President of
                                                              Manufacturing of the Company from
                                                              February 1992 until June 1995; Vice
                                                              President of Manufacturing of the
                                                              Company from May 1979 to February
                                                              1992; employed as Plant Manager of the
                                                              Company from February 1977 to January
                                                              1994.

Anthony A. Chiarella                      47                  Vice President of Manufacturing of the
                                                              Company since October 1994; Plant
                                                              Manager of the Company from January
                                                              1994 to September 1994; consultant to
                                                              the Company from November to December
                                                              1993.  Formerly with DeDietrich USA
                                                              Inc. from June 1987 to September 1993
                                                              as operations manager, plant manager
                                                              and Vice President of Operations.


COMPLIANCE WITH SECTION 16(a)OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file.

         To the Company's knowledge, based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended May 31, 1995 and the transition period ended May 31, 1994.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by the Company for services rendered during the years ended December 31, 1992 and 1993, during the transition period ended May 31, 1994 and during the fiscal year ended May 31, 1995 to the Company's Chief Executive Officer and to each of the Company's executive officers whose total salary and bonus exceeded $100,000 during the fiscal year ended May 31, 1995 (the "Named Executive Officers").

                                            Summary Compensation Table

                                                      Annual Compensation                        Long Term Compensation
                                        --------------------------------------            ------------------------------

Name and                                                               Other Annual        Stock Option         All Other
Principal Position            Year        Salary         Bonus        Compensation(s)         Awards           Compensation
---------------------      --------     --------      ---------     -----------------     -------------     ---------------
James L. Leuthe            1995                  --            --               --                     --           $672(2)
Chairman and Chief         1994(3)               --            --               --                     --            280(2)
Executive Officer(1)       1993                  --            --               --                     --            672(2)
                           1992              $2,616            --           $8,387(4)                  --            672(2)

Alan H. Silverstein        1995             110,000        30,000            5,472(4)             250,000         11,925(2)
President and Chief        1994(3)           36,667             -            1,824(4)              10,000            224(2)
Operating Officer(5)

(1) Mr. Leuthe was not compensated for his services during the Company's fiscal year ended December 31, 1993, the transition period ended May 31, 1994 or the Company's fiscal year ended May 31, 1995.

(2) Represents life insurance premiums paid by the Company.

(3) Includes compensation received only during the transition period January 1 to May 31, 1994.

(4) Includes lease and insurance costs paid by the Company with respect to use of an automobile.

(5) Mr. Silverstein was elected President and Chief Operating Officer of the Company in February 1994. Prior to that time, Mr. Silverstein served as a consultant to the Company.


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended May 31, 1995 to the Named Executive Officers.

                                        Number of
                                        Securities             Percentage of              Per
                                        Underlying             Total Options             Share
                                         Options                Granted to             Exercise              Expiration
              Name                       Granted                 Employees               Price                  Date
-----------------------------      -----------------      --------------------      -------------     ----------------------

Alan H. Silverstein                      250,000                  100.0%                $0.9375             December 29,
                                                                                                                2004


AGGREGATED FISCAL YEAR-END OPTIONS

         The following table sets forth certain information regarding unexercised stock options held by each of the Executive Officers named in the Summary Compensation Table as of May 31, 1995. No stock options were exercised by any such officer during the fiscal year ended May 31, 1995.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES



                                                            Value of
                                                         Unexercised in-
                               Number of                    the-Money
                              Unexercised                  Options at
                               Options at                 May 31, 1995
                              May 31, 1995                   ($)(1)

                              Exercisable/                Exercisable/
                             Unexercisable                Unexercisable
Name                    ---------------------      ------------------------
----

James L. Leuthe                10,000/0                       0/0

Alan H. Silverstein (2)        10,000/250,000                 0/296,875


-----------------
(1) On May 31, 1995, the last reported sales price of the Company's Common Stock as reported by the American Stock Exchange was $2.125 per share.

(2) The 250,000 options referenced are not exercisable until approval by stockholders at the Annual Meeting and, further, as to the 50,000 of such options, until January 1, 1996.

COMPENSATION OF DIRECTORS

         Except as described below, directors are not compensated for their services in such capacity, but are entitled to reimbursement of expenses incurred in connection with their attendance at all meetings.

         The Company maintains an Equity Incentive Plan for Directors (the "Director Option Plan"). Under the Director Option Plan: (i) each person who was a director of the Company on March 21, 1991 received an option for 10,000 shares and (ii) each individual who becomes a director of the Company after March 21, 1991 is granted an option for 10,000 shares. The exercise price of each option granted under the Director Option Plan is the greater of $3.15 per share or 100% of the fair market value of a share of the Company's Common Stock on the date the option is granted. No option granted under the Director Option Plan may be exercised during the six months after its grant; thereafter, the option becomes exercisable in full. No option may be exercised after five years from the date of grant. Options are not assignable.

         Messrs. Bacigalupo, Dieckmann, J. Gale, R. Gale, Houston, Leuthe and Joseph T. Posh (a former Director of the Company) were each granted 10,000 options under the Director Option Plan in March 1991. Messrs. Pike, Cahoon and Silverstein were each granted 10,000 options under the Director Option Plan in February 1992, February 1993 and February 1994, respectively. All of the foregoing options have an exercise price of $3.15 per share.

EMPLOYMENT AGREEMENTS

         Mr. Alan Silverstein is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement is $110,000, increasing to $165,000 in the fifth year. Mr. Silverstein is entitled to a quarterly bonus based on the earnings of the Company, with a minimum guaranteed bonus for the first 18 months of $30,000.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

         The following table sets forth, as of September 28, 1995, information regarding all persons who are known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.


                                                                                                  Percent of
Name and Address of                                            Shares Owned                      Outstanding
Beneficial Owner                                               Beneficially                         Shares
----------------------------------------------      ---------------------------------     ------------------------
James L. Leuthe                                              223,624(1)                                   11.8%
25th & Lennox Streets
Easton, PA  18045

Universal Process                                          1,831,600(2)(3)(4)                             54.9
Equipment, Inc.
P.O. Box 338
Roosevelt, NJ  08555


Robert F. Bacigalupo                                         150,901(5)                                    7.9
2433 S. Oakley Avenue
Chicago, IL 60608

(1) Of this total, 52,281 shares are owned by Nikki, Inc., a corporation in which Mr. Leuthe is an officer, director and the sole stockholder, 161,343 shares are owned by Mr. Leuthe and 10,000 shares are purchasable by Mr. Leuthe upon exercise of options granted under the Director Option Plan. This total does not include 640 shares owned by Mr. Leuthe's children, of which he disclaims beneficial ownership.

(2) Includes 1,450,000 shares issuable pursuant to an option granted to UPE by the Company on December 22, 1993.

(3) According to information provided to the Company by UPE, Ronald H. Gale and Jan Gale are officers, directors and principal stockholders of UPE, and each may be deemed to beneficially own the shares owned by UPE. In addition to shares they beneficially own through UPE, Ronald H. Gale individually owns 72,000 shares of Common Stock and has the right to purchase 10,000 shares upon the exercise of options granted under the Director Option Plan; and Jan Gale individually owns 70,000 shares and has the right to purchase 10,000 shares upon the exercise of options granted under the Director Option Plan. Each individual disclaims beneficial ownership of the shares individually owned by the other.

(4) Information obtained from Amendment No. 1 to Schedule 13D which was filed with the Securities and Exchange Commission on or about December 23, 1993.

(5) Of this total, 140,901 shares are owned by Mr. Bacigalupo and 10,000 shares are purchasable upon the exercise of options granted under the Director Option Plan. This total does not include 2,331 shares owned by Mr. Bacigalupo's wife, 1,000 shares held in trust for the benefit of his son and 5,000 shares held in trust for the benefit of his mother. Mr. Bacigalupo is the trustee of the two trusts, and he disclaims beneficial ownership of these 8,331 shares.

BENEFICIAL OWNERSHIP BY MANAGEMENT AND DIRECTORS

         The following table sets forth, as of September 28, 1995, information regarding the ownership of the outstanding Common Stock of the Company for each director, each Named Executive Officer and all directors and executive officers of the Company as a group.




                                                                                                 Percent of
                                                                 Shares Owned                    Outstanding
Name of Beneficial Owner                                         Beneficially                      Shares
---------------------------------------------------      ---------------------------    ---------------------------
James L. Leuthe(1)(2)                                                     223,624                          11.8%

Alan H. Silverstein (3)                                                    10,000                           *

Robert F. Bacigalupo (1)(2)                                               150,901                           7.9

D.B. Cahoon (2)                                                            10,000                           *

O. Karl Dieckmann (2)                                                      46,686                           2.5

Ronald H. Gale (2)(4)                                                   1,913,600                          57.1

Jan Gale (2)(4)                                                         1,911,600                          57.1

B. Ord Houston (2)                                                         14,865                           *

John W. Pike (2)(5)                                                        45,000                           2.4

All directors and executive                                             2,494,676                          72.5%
officers as a group (11 persons)


-------------------
* Less than 1.0%.

(1) Reference is made to "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(2) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the Director Option Plan.

(3) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the Director Option Plan and does not include 200,000 shares issuable pursuant to options granted under the 1994 Stock Option Plan, the exercise of which is subject to approval by the stockholders at the Annual Meeting.

(4) Includes 1,831,600 shares beneficially owned by UPE, in which the individual is an officer, director and principal shareholder. See "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(5) Includes 5,000 shares issuable pursuant to options exercisable within 60 days of the date hereof.




ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ronald Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of Universal Process

Equipment (U.P.E.), a corporation which is a stockholder of the Company. U.P.E. and/or Ronald and Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company. U.P.E. and related entities purchased processing equipment manufactured by the Company as well as utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties were $2.4 million for the fiscal year ended May 31, 1995, $290,000 for the transition period from January to May 1994 and $740,000 for the fiscal year ended December 31, 1993. The terms of such sales were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

         On December 22, 1993, UPE was granted 300,000 shares of the Company's Common Stock and an option to purchase an additional 1,450,000 shares pursuant to an agreement (the "UPE Agreement") between the Company and UPE. Such stock was granted in consideration of UPE's (i) services in structuring and negotiating a settlement agreement among The Harrisburg Authority ("Harrisburg"), the Company and UPE with respect to a judgment in the amount of $2,127,071 which Harrisburg had obtained against the Company; (ii) payments on behalf of the Company to Harrisburg under the settlement agreement; (iii) providing a guaranty of and surety for the Company's full and timely payment to Harrisburg of $650,000 in specified installments; and (iv) granting to Harrisburg security interests in certain equipment held for sale by UPE and in a percentage of the proceeds from the sale of such equipment in the ordinary course of UPE's business.

         Beginning in July, 1993 through January, 1994, Alan H. Silverstein was retained as a consultant to the Company. In that capacity he played a key advisory role in the structure and negotiation of the final settlement agreement with the Harrisburg Authority and the resolution of several other potential litigation matters. Mr. Silverstein was paid $69,939 in consulting fees and expenses for services during that time.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE BETHLEHEM CORPORATION


Date:  September 28, 1995                   By:  /s/ Alan H. Silverstein
                                               -------------------------
                                               Alan H. Silverstein
                                               President, Chief Operating
                                               Officer and Director