Form 10-K/A
period 1993-12-31
BETHLEHEM CORP
filed 1995-10-16
CIK 11856

FORM 10-K/A1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1993

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ___ to ___.

Commission File No. 1-4676.

                            THE BETHLEHEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Pennsylvania                                              24-0525900
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
or organization)                                       identification no.)

25th and Lennox Streets, Easton Pennsylvania                   18045
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: (610) 258-7111

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                         on Which Registered
     -------------------                         -------------------

Common Stock, no par value                       American Stock
                                                 Exchange Inc.

Securities registered pursuant to Section 12(g) of the Act:

                             None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $804,000.

         As of March 31, 1994, there were 1,888,520 shares outstanding of the Registrant's Common Stock, no par value.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

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

          The names of the directors as of April 14, 1994, together with certain information regarding them, are as follows:

                                                                                           Year First a            Year Term
Name                       Age        Principal Occupation                                 Director                Will Expire
----                       ---        --------------------                                 --------                -----------

John W. Pike               68         Vice Chairman of the Company since                        1991               1994
                                      December 1992 and Treasurer from May
                                      1992 until January 1994; President of
                                      the Company from December 1991 to
                                      December 1992; Vice President of Boiler
                                      Sales of the Company for five years
                                      prior thereto



B. Ord Houston             81         Secretary of the Company since June                       1976               1994
                                      1983, otherwise retired for at least
                                      the last five years; held various
                                      positions with the Company since
                                      1966, most recently as Executive
                                      Vice President

O. Karl Dieckmann          80         Investment manager and financial                          1960               1997
                                      consultant, retired for at least the
                                      last five years

James L. Leuthe            52         Chairman of the Board of Directors                        1976               1997
                                      since 1977; President and Chief
                                      Executive Officer of the Company
                                      from February 1979 to November 1983;
                                      Chief Executive Officer since
                                      November 1983; Chairman of the Board
                                      of First Lehigh Corporation, bank
                                      holding company

Alan H. Silverstein        45         President and Chief Operating                             1994               1997
                                      Officer of the Company since
                                      February 1994; from 1990 to present,
                                      President of Earth Environmental
                                      Services, Inc., a presently inactive
                                      solid waste remediation firm and
                                      developer of solid waste co-
                                      generation projects; from July 1992
                                      to February 1994, President of
                                      Universal Envirogenics, Inc., a
                                      rebuilder of industrial gas plants.


                                                                                           Year First a            Year Term
Name                       Age        Principal Occupation                                 Director                Will Expire
----                       ---        --------------------                                 --------                -----------

D.B. Cahoon                60         Consultant to the Company since                           1993               1996
                                      January 1994; President and Chief
                                      Operating Officer of the Company
                                      from December 1992 to December 1993;
                                      from 1989 to 1992,  President and
                                      Chief Executive Officer of
                                      DeDietrich USA Inc., supplier of
                                      glass-lined vessels to the chemical
                                      and pharmaceutical industries



Jan P. Gale                39         Vice President since 1978 of                              1991               1996
                                      Universal Process Equipment, Inc.
                                      ("UPE"), an international supplier
                                      of complete process plants and
                                      equipment and manufacturer of new
                                      equipment in the United States and
                                      Europe

Robert F. Bacigalupo       64         Owner since 1949 of West Town                             1984               1995
                                      Mortuary, a funeral home; director
                                      since 1953 of Maywood Proviso State
                                      Bank, Maywood, Illinois

Ronald H. Gale             43         President and Chief Executive                             1990               1995
                                      Officer of UPE since 1978

Joseph T. Posh             53         Real Estate Developer; President for                      1977               1995
                                      at least the last five years of Posh
                                      Construction, Inc.; Managing partner of
                                      JTP Properties for at least the last
                                      five years; formerly President of
                                      Allentown Industrial Construction
                                      Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934


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

          To the Company's knowledge, based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater than 10% stockholders were complied with during the fiscal year ended December 31, 1993, except that Jan Gale and Ronald H. Gale each filed one Form 4 report of change in beneficial ownership and one Form 5 report of change in beneficial ownership late and D. B. Cahoon filed one Form 4 report of change in beneficial ownership late.


Item 11.          Executive Compensation.
                  -----------------------

          The following table summarizes the compensation paid or accrued by the Company for services rendered during the years ended December 31, 1991, 1992 and 1993 to the Company's Chief Executive Officer and to each of the Company's then executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 1993 (the "Named Executive Officers").

                           Summary Compensation Table

                                     Annual Compensation                           Long Term Compensation
                               -------------------------------     ---------------------------------------------

                                                                                                       All
                                                                                      Stock           Other
                                                                   Other Annual       Option          Compen-
Position                       Year          Salary      Bonus     Compensation(s)    Awards          sation
--------                       ----          ------      -----     ---------------    ------          ------
James L. Leuthe                1993               --        --           --              --            $672(2)
Chairman and Chief             1992           $2,616        --       $8,387(2)           --             672(2)
Executive                      1991            2,616        --       11,987(2)(5)    10,000             672(2)
Officer(1)

D.B. Cahoon                    1993          111,539        --           --          10,000             672(2)
President and Chief            1992               --        --           --              --              --
Operating                      1991               --        --           --              --              --
Officer(4)

(1) Mr. Leuthe was not compensated for his services during the Company's fiscal year ended December 31, 1993.

(2)      Represents life insurance premiums paid by the Company.

(3) Includes lease payments and cost of insurance made by the Company with respect to use of an automobile.

(4) Mr. Cahoon resigned his position as President and Chief Operating Officer of the Company on December 31, 1993.

(5) Includes directors fees in the amount of $3600 paid to non-employee directors.

Option Grants in Last Fiscal Year

          The following table sets forth information concerning options granted during the fiscal year ended December 31, 1993 under the Company's stock option plans to the Named Executive Officers.

                                Individual Grants


                                                                                            Potential
                                                                                            Realizable Value at
                                                                                            Assumed Rate of
                   Number of          Percentage                                            Stock Price
                   Securities         of Total           Per                                Appreciation for
                   Underlying         Options            Share                              Option Term
                   Options            Granted to         Exercise        Expiration         -------------------
Name               Granted            Employees          Price           Date               5%              10%
                                                                                            --              ---

D.B. Cahoon        10,000             100.0              $3.15            2/05/98            0                0

Aggregated Fiscal Year-End Options


         The following table sets forth certain information regarding unexercised stock options held by each of the Company's Named Executive Officers as of December 31, 1993. No stock options were exercised by any such officer during the fiscal year ended December 31, 1993.


                    Aggregated Fiscal Year-End Option Values


                                                             Value of
                                Number of                 Unexercised in-
                               Unexercised                   the-Money
                                Options at                  Options at
                               December 31,                December 31,
                                   1993                     1993 ($)(1)

                               Exercisable/                Exercisable/
                              Unexercisable                Unexercisable
Name                     ---------------------      ------------------------
----

James L. Leuthe                  10,000/0                       0/0

D.B. Cahoon                      10,000/0                       0/0




(1) On December 31, 1993, the last reported sales price of the Company's Common Stock as reported by the American Stock Exchange was $1 1/8 per share.

Compensation of Directors

          During the year ended December 31, 1993, except as described below, directors were not compensated for their services in such capacity, but were entitled to reimbursement of expenses incurred in connection with their attendance at all meetings.

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

          Messrs. Bacigalupo, Dieckmann, J. Gale, R. Gale, Houston, Leuthe and Posh were each granted 10,000 options under the Director Option Plan in March 1991. Messrs. Pike and Cahoon were each granted 10,000 options under the Director Option Plan in February 1992 and February 1993 respectively. All of the foregoing options have an exercise price of $3.15 per share.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
          ---------------------------------------------------

Holders of More Than Five Percent Beneficial Ownership

          The following table sets forth, as of April 14, 1994, information regarding all persons who are known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.

                                                                                                   Percent of
               Name and Address of                             Shares Owned                       Outstanding
                 Beneficial Owner                              Beneficially                          Shares
                 ----------------                              ------------                          ------

James L. Leuthe                                                  223,624(1)                          11.8%
25th & Lennox Streets
Easton, PA  18045

Universal Process                                               1,831,600(2)                          54.9
Equipment, Inc.                                                   (3)(4)
P.O. Box 338
Roosevelt, NJ  08555

Robert F. Bacigalupo                                             150,901(5)                           7.9
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


Beneficial Ownership by Management and Directors

          The following table sets forth, as of April 14, 1994, information regarding the ownership of the outstanding Common Stock of the Company for each director, each named Executive Officer and all directors and executive officers of the Company as a group.


                                         Shares Owned           Percent of
Name of Beneficial Owner                 Beneficially       Outstanding Shares
------------------------                 ------------       ------------------

James L. Leuthe(1)(2)                      223,624                11.2%

Robert F. Bacigalupo (1)(2)                150,901                 7.6

D.B. Cahoon (2)                             10,000                 *

O. Karl Dieckmann (2)                       46,686                 2.3

Ronald H. Gale (1)(2)(3)                 1,913,600                55.6

Jan Gale (1)(2)(3)                       1,911,600                55.6

B. Ord Houston (2)                          19,865                 *

John W. Pike (2)(4)                         45,000                 2.3

Joseph T. Posh (2)(5)                       23,525                  *

Alan H. Silverstein (6)                         --                 --

All directors and executive
officers as a group (12 persons)         2,513,201                73.4
                                         ---------                ----


-----------------
*        Less than 1.0%.

(1) Reference is made to "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(2) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the Director Option Plan.

(3) Includes 1,831,600 shares owned by UPE, in which the individual is an officer, director and principal shareholder. See "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(4) Includes 5,000 shares issuable pursuant to options exercisable within 60 days of the date hereof.

(5) Includes 12,500 shares held by Allentown Industrial Construction Corp., a company controlled by Mr. Posh.

(6) Does not include 10,000 shares granted under the Director Option Plan which are not exercisable within sixty days of the date hereof and also excludes 250,000 shares issuable pursuant to options granted under the terms of the 1994 Stock Option Plan, subject to approval by the stockholders at the Annual Meeting. Mr. Silverstein was elected President and Chief Operating Officer of the Company in February 1994.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

          Ronald Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of Universal Process Equipment (U.P.E.), a corporation which is a stockholder of the Company. U.P.E. and/or Ronald and Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company. U.P.E. and related entities purchased processing equipment manufactured by the Company as well as utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties were $740,000 for the fiscal year ended December 31, 1993. The terms of such sales were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

          On December 22, 1993, UPE was granted 300,000 shares of the Company's Common Stock and an option to purchase an additional 1,450,000 shares pursuant to an agreement (the "UPE Agreement") between the Company and UPE. Such stock was granted in consideration of UPE's (i) services in structuring and negotiating a settlement agreement among The Harrisburg Authority ("Harrisburg"), the Company and UPE with respect to a judgement in the amount of $2,127,071 which Harrisburg had obtained against the Company; (ii) payments on behalf of the Company to Harrisburg under the settlement agreement; (iii) providing a guaranty of and surety for the Company's full and timely payment to Harrisburg of $650,000 in specified installments; and (iv) granting to Harrisburg security interests in certain equipment held for sale by UPE and in a percentage of the proceeds from the sale of such equipment in the ordinary course of UPE's business.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BETHLEHEM CORPORATION


                                        /s/ Alan H. Silverstein
                                        -----------------------
                                        Alan H. Silverstein
                                        President


Date:  October 16, 1995