Form 10QSB
period 1995-08-31
BETHLEHEM CORP
filed 1995-10-16
CIK 11856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------




                                   FORM 10-QSB


(Mark One)

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      /x/        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1995


                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ______________

Commission file number 1-4676

                            THE BETHLEHEM CORPORATION
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Pennsylvania                                       24-0525900
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification no.)

25th and Lennox Streets
P. O. Box 348
Easton, PA                                                        18045
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code: (610) 257-7111


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No / /.

The number of shares outstanding of the Issuer's Common Stock, as of August 31, 1995: 1,888,520

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I.  Financial Information:

         Consolidated Balance Sheet August 31, 1995................         1

         Consolidated Statement of Operations three                         3
         months ended August 31, 1995 and 1994.....................

         Consolidated Statement of Cash Flows three                         4
         Months ended August 31, 1995 and 1994.....................

         Notes to Financial Statements.............................         4

         Management's Discussion and Analysis or Plan                       6
         of Operation..............................................

PART II. Other Information:

         Exhibits and Reports on Form 8-K..........................         9

         Signatures................................................        10

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1995
                                 (in thousands)
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................  $   57
  Accounts receivable (Net of allowance for doubtful
    accounts of $216,000) .............................   3,669
  Inventories* ........................................   1,843
  Prepaid expenses and other current assets ...........     192
                                                         ------

    Total Current Assets ..............................   5,761

PROPERTY, PLANT AND EQUIPMENT:
  At cost .............................................   8,608
  Less accumulated depreciation .......................   6,730
                                                          -----

    Net Property, Plant and Equipment .................   1,878

OTHER ASSETS:
  Intangible pension and deferred compensation
    plan assets .......................................     524
  Intangibles...........................................    150
  Other ...............................................      45
                                                            ---

    Total Other Assets ................................     719

      TOTAL ASSETS ....................................   8,358
                                                          =====

*Inventories consist of the following:

   Finished goods .....................................     336
   Raw materials & components .........................     467
   Work in process (net of $717,000 advanced from
     customers) .......................................   1,059
   Less allowance for write down to estimated
      net realizable value ............................     (19)
                                                          ------
                                                          1,843

See accompanying notes to financial statements.

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1995
                                 (in thousands)
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current maturities of long-term debt ...............   $   600
  Accounts payable ...................................     3,337
  Accrued liabilities ................................     1,299
  Advances on contracts in excess
    of costs .........................................       700
                                                         -------

    Total Current Liabilities ........................     5,936

Other Liabilities:
Long-term debt - net of current maturities............     3,116
Deferred compensation and retirement
  liabilities ........................................     1,267

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 1,000,000 shares
    without par value; none issued or
    outstanding ......................................         0
  Common stock - authorized, 4,000,000 shares
    without par value, stated value of $.50
    per share; issued 1,888,532 shares ...............       944
  Additional paid-in capital .........................     4,595
  Accumulated deficit ................................    (7,500)


  Less treasury stock, at cost, 12 shares ............         0
                                                           -----

TOTAL STOCKHOLDERS' EQUITY ...........................    (1,961)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........     8,358
                                                           =====

See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                          Three months ended August 31
                                 (in thousands)
                                   (UNAUDITED)

                                                                                1995                          1994
                                                                     ------------------------      -------------------------

NET SALES                                                                         $2,966                      $2,766
    Cost of Goods Sold                                                             2,121                       2,168
                                                                                   -----                       -----
    Gross Profit                                                                     845                         598

Selling and administrative expenses:
    Selling                                                                          235                         146
    Administrative                                                                   469                         368
                                                                                     ---                         ---
                                                                                     704                         514

Operating profit/loss                                                                141                          84

Other income/(Expenses):
    Interest expense                                                                 (60)                        (58)
    Gains on Sale of Equipment                                                         0                           0
    Royalty Income - related party                                                     0                           0
    Other income - (expense)                                                         (15)                          0
    Interest income                                                                    0                           0
                                                                                     ---                         ---
                                                                                     (75)                        (58)
Income/loss from operations before
    provision for income taxes                                                        66                          26
(Provision) Benefit for income taxes                                                   0                           0
NET INCOME/(LOSS)                                                                     66                          26
                                                                                      ==                          ==

EARNINGS (LOSS) PER COMMON AND COMMON
AND EQUIVALENT SHARE:
    Primary                                                                          .02                         .01
    Assuming Full Dilution                                                           .02                         .01

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING
    Primary                                                                    3,125,846                   2,549,897
    Fully Diluted                                                              3,105,401                   2,588,804


See accompanying notes to financial statements.


                     THE BETHLEHEM CORPORATION--CONSOLIDATED
                      STATEMENT OF CASH FLOWS Three Months
                                ended August 31
                                 (in thousands)
                                   (UNAUDITED)


                                                       Three months ended
                                                          August 31,

                                                       1995          1994
                                                       ----          ----

Cash flows provided by (used for)                    $(1,260)        $244
    operating activities

Cash flows (used for) investing                          (70)         (15)
    activities:

Cash flows provided by (used for)                      1,236         (270)
     financing activities:

NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          (94)         (41)

Cash and cash equivalents, beginning
    of period                                            151           60

Cash and cash equivalents, at end of                      57           19
                                                          ==           ==
    period

See accompanying notes to financial statements.


                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION:


1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the fiscal year ending May 31, 1996.

4. Inventories, other than inventoried costs relating to long-term contracts, are valued at the lower of first-in, first-out cost or market. Inventoried costs relating to long-term contracts are stated at the actual production cost, including factory overhead, incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed.

5. Net income/(loss) per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

RESULTS OF OPERATIONS
YEAR TO DATE COMPARISON

         Sales of $2,966,000 for the first quarter fiscal 1996 compared to sales of $2,766,000 for the same period in fiscal 1995, an increase of $200,000. The principal factor for the increase in revenues was increased sales in the Company's proprietary product lines due to worldwide expansion in the chemical process industry. Gross profit was $845,000 or 28% of net sales for the first quarter fiscal 1996 compared to gross profit of $598,000 or 22% of net sales for the same period in fiscal 1995. The increased gross profit was attributable to increased sales in the Company's proprietary product lines which produce higher profit margins than historically experienced in some of the Company's other business units.

         Backlog of as of August 31, 1995 was $4,472,000 compared to backlog of $8,715,000 for the same period last year. New orders received by the Company were $3,995,000 for the first quarter fiscal 1996 compared to new orders of $4,991,000 for the same period last year.

         The operating profit for the first quarter fiscal 1996 was $141,000 compared to $84,000 for the same period last year. Selling and administrative expenses increased for the first quarter fiscal 1996 to $704,000 as compared to $514,000 for the first quarter fiscal 1995. Increased advertising expenditures combined with increased personnel in the sales force were the primary factors for increased selling expenses. Both factors were needed to continue the Company's expansion into international markets as well as to support product sales. Administrative expenses increased from $368,000 for the first quarter fiscal 1995 to $469,000 for the first quarter fiscal 1996, an increase of $101,000. The Company added additional management personnel and other staff in the administrative area to support the Company's workload.

         Other expenses were $75,000 for the first quarter fiscal 1996 compared to $58,000 for the same period last year. Net income for the first quarter fiscal 1996 equalled $66,000 compared to net income of $26,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow used for operating activities was $1,260,000 for first quarter fiscal 1996 compared to net cash flow provided by operating activities for first quarter fiscal 1995 of $244,000. Decreased accounts payable and accrued liabilities accounted for the cash used in operating activities in the first quarter fiscal 1996.

         Cash flows provided by financing activities equalled $1,236,000 for first quarter fiscal 1996 compared to cash flow used for financing activities for the first quarter fiscal 1995 of $270,000. On July 14, 1995, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders as follows:

         (1) A $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. The loan is collateralized by a first mortgage lien on real estate owned by the Company and a second lien on all other Company owned assets. The loan will bear interest at 14.25% per annum. The outstanding principal and interest will be payable in 59 consecutive equal monthly payments calculated to fully amortize over a 15 year period with a final payment of all then outstanding principal and interest. The loan agreement contains a number of covenants which among other things will require the Company to maintain specified levels of net worth and working capital and will impose certain limitations on the Company with respect to (I) the incurrence of additional indebtedness; (II) the incurrence of additional liens;
                  (III) the payment of cash dividends and (IV) mergers and investments. Universal Process Equipment ("UPE") agreed to provide a limited guarantee for up to $350,000 of the mortgage payable and subordinate all of its outstanding receivables or other extensions of credit due from the Company to the mortgage. UPE is the beneficial owner of approximately 55% of the Company's outstanding Common Stock. In addition, Ronald H. Gale and Jan Gale, directors of the Company, are officers, directors and principal stockholders of UPE. The Company granted warrants to the three-party lending group to purchase up to 40,000 shares (2.12%) of the Company's stock. The purpose of this loan was to pay off the existing mortgage loan.

         (2) A three year $5 million maximum line of credit and term loan facility from The CIT Group/Credit Finance, Inc., secured by a third lien position (behind the three party lending group referenced above and the Harrisburg Authority) on Company owned real estate and a first lien on substantially all other owned assets of the Company. This credit facility includes: (a) an $800,000 term loan requiring $13,333 monthly principal payments plus interest at prime rate (Chemical Bank, New York) plus 3% and (b) advances against a percentage of eligible inventory not to exceed $4 million in the aggregate. Initial proceeds of this credit facility were used to fund working capital. The amount outstanding as of October 1, 1995 is $760,000 on the term loan and $457,000 on the secured credit line. Additional advances will be for the purpose of acquiring eligible Inventory. The loan agreement contains certain restrictions among other things on the making of investments, loans and capital expenditures, on borrowings, on the sale of assets and on the payment of dividends. The loan agreement contains customary events of default including material misrepresentations, payment defaults and default in the performance of other covenants. An additional condition of the loan agreement is that UPE will purchase all of the Company's used resale inventory in the event of default. The term of the agreement is for three years and automatically renewable for successive terms of two years thereafter unless terminated by either party at the end of the initial or any renewal term. Notwithstanding the foregoing, the agreement shall terminate automatically upon termination or non renewal of The CIT Group/Credit Finance Inc.'s financing agreements with UPE. The Company granted warrants to The CIT Group/Credit Finance, Inc. to purchase 50,000 (2.65%) shares of the Company's stock.

         By securing this new funding, the Company has expanded working capital, made available additional capital for inventory acquisition and increased liquidity.

         Capital expenditures were $70,000 for first quarter fiscal 1996 versus $15,000 for the first quarter in 1995. The Company expects to fund the majority of capital expenditures through cash flow generated through operations and to utilize third party financing when cost effective or appropriate.

         Assuming continuing profitability, management believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet the Company's cash requirements. Should the results of operations of the Company generate cash that is insufficient to meet the Company's requirements, outside sources of financing will be sought. Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

         Net revenues from UPE for the three month period ending August 31, 1995 equalled $142,000 or 5% of the Company's total net revenues. Orders received from UPE for this period equalled $72,000 or 2% of the total orders received.


                           Part II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In an order dated September 29, 1995, the court found in a case instituted by the Company against former executives and an unrelated competitor, that the Company lawfully had trade secrets for which it is entitled to court protection with regard to its Porcupine mixer/dryer and other products manufactured by its Process Equipment Division. The court found also that the Company was not entitled to a preliminary injunction against the unrelated competitor because the competitor disavowed any intention of using the Company's trade secrets, and there was no evidence that any trade secrets were ever disclosed to the competitor. The action against the competitor is in the damages phase based primarily on a tortious interference with contract cause of action asserted by the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:  None

         There were no reports on Form 8-K filed for the three months ended August 31, 1995.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE BETHLEHEM CORPORATION


                                             /s/ Alan H. Silverstein
                                             -----------------------
                                             Alan H. Silverstein
                                             President


                                             /s/ Antoinette L. Martin
                                             Antoinette L. Martin
                                             Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)

Date:  October 16, 1995