Form 10QSB/A
period 1995-08-31
BETHLEHEM CORP
filed 1995-11-30
CIK 11856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------




                                 FORM 10-QSB/A1


(Mark One)


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1995

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

Commission file number 1-4676

                            THE BETHLEHEM CORPORATION
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         Pennsylvania                          24-0525900
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. employer
or organization)                                            identification no.)

25th and Lennox Streets
P. O. Box 348
Easton, PA                                                     18045
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (610) 258-7111


-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report)

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

                                        THE BETHLEHEM CORPORATION


                                        /s/ Alan H. Silverstein
                                        ------------------------
                                        Alan H. Silverstein
                                        President


                                        /s/ Antoinette L. Martin
                                        ------------------------
                                        Antoinette L. Martin
                                        Vice President, Finance
                                        (Principal Financial and
                                        Accounting Officer)




Date:  November 30, 1995