Form 10QSB
period 1995-11-30
BETHLEHEM CORP
filed 1996-01-16
CIK 11856

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995
                          (Second Quarter Fiscal 1996)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from -------- to --------

                           Commission File No. 1-4676

                                        *

                            THE BETHLEHEM CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

     Pennsylvania                                    24-0525900
-------------------------------            -------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification
Incorporation or Organization)             No.)

                             25th and Lennox Streets
                                  P. O. Box 348
                              Easton, PA 18044-0348
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                 (610) 258-7111
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                                        *

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                         NO
                        -------                   -------
                                        *
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 1995, there were 1,938,520 shares of Common Stock, no par value, outstanding.

                                   FORM 10-QSB

                                      INDEX

PART I.   Financial Information:                                       Page No.

          Consolidated Balance Sheet
          November 30, 1995 (unaudited)..................................3

          Consolidated Statement of Operations Three
          months ended November 30, 1995
          and 1994 (unaudited)...........................................5

          Consolidated Statement of Operations Six
          months ended November 30, 1995
          and 1994 (unaudited)...........................................6

          Consolidated Statement of Cash Flow Six
          months ended November 30, 1995
          and 1994 (unaudited)...........................................7

          Notes to Consolidated Interim
          Financial Statements...........................................8

          Management's Discussion and Analysis or
          Plan of Operation..............................................9


PART II.  Other Information:

          Legal Proceedings..............................................12

          Exhibits and Reports on Form 8-K...............................12

          Signatures.....................................................13

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                November 30, 1995
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................       $    90
  Accounts receivable (Net of allowance for doubtful
    accounts of $29,000) ........................................         3,235
  Inventories* ..................................................         2,861
  Prepaid expenses and other current assets .....................           347

    Total Current Assets ........................................         6,533

PROPERTY, PLANT AND EQUIPMENT:
  At cost .......................................................         8,733
  Less accumulated depreciation .................................         6,809

    Net Property, Plant and Equipment ...........................         1,924

OTHER ASSETS:
  Intangible pension and deferred compensation
    plan assets .................................................           524
  Intangibles ...................................................           523
  Other .........................................................            45

    Total Other Assets ..........................................         1,092

      TOTAL ASSETS ..............................................         9,549

*Inventories consist of the following:

   Finished goods ...............................................         1,027
   Raw materials & components ...................................           529
   Work in process (net of $569,000 advanced from
      customers) ................................................         1,310
   Less allowance for write down to estimated
      net realizable value ......................................            (5)
                                                                        -------

                                                                          2,861


See accompanying notes to financial statements.

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                November 30, 1995
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .........................        $ 1,284
  Accounts payable .............................................          3,564
  Accrued liabilities ..........................................          1,348
  Advances on contracts in excess of costs .....................            778

    Total Current Liabilities ..................................          6,974

Other Liabilities:
Long-term debt - net of current maturities .....................          3,131
Deferred compensation and other pension
  liabilities ..................................................          1,257

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 1,000,000 shares
    without par value; none issued or outstanding ..............              0
  Common stock - authorized, 4,000,000 shares
    without par value, stated value of $.50
    per share; issued 1,938,520 shares .........................            969
  Additional paid-in capital ...................................          4,720
  Accumulated deficit ..........................................         (7,502)

  Less treasury stock, at cost, 12 shares ......................              0

TOTAL STOCKHOLDERS' EQUITY .....................................         (1,813)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................          9,549




See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION--CONSOLIDATED STATEMENT OF OPERATIONS
                         Three months ended November 30
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                         1995             1994
                                                         ----             ----

NET REVENUES .................................     $     3,906      $     4,231
    Cost of Goods Sold .......................           3,172            3,568
                                                   -----------      -----------
    Gross Profit .............................             734              663

Selling and administrative expenses:
    Selling ..................................             263              142
    Administrative ...........................             408              355
                                                   -----------      -----------

                                                           671              497

Operating profit .............................              63              166

Other income/(Expenses):
    Interest expense .........................             (60)             (74)
    Other Income .............................              17                1
    Interest Income ..........................               3                1
                                                   -----------      -----------
                                                           (40)             (72)
Income from operations before provision
   for income taxes ..........................              23               94
(Provision) Benefit for income taxes .........               0                0
                                                   -----------      -----------

NET INCOME ...................................     $        23      $        94
                                                   ===========      ===========

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:
    Primary ..................................            .007             .044
    Assuming Full Dilution ...................            .007             .044

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING
    Primary ..................................       3,266,530        2,139,015
    Fully Diluted ............................       3,266,530        2,139,015




See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION--CONSOLIDATED STATEMENT OF OPERATIONS
                          Six months ended November 30
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                       1995              1994
                                                       ----              ----

NET REVENUES .................................     $     6,872      $     6,997
    Cost of Goods Sold .......................           5,293            5,736
                                                   -----------      -----------
    Gross Profit .............................           1,579            1,261

Selling and administrative expenses:
    Selling ..................................             498              288
    Administrative ...........................             877              723
                                                   -----------      -----------

                                                         1,375            1,011

Operating profit .............................             204              250

Other income/(Expenses):
    Interest expense .........................            (120)            (132)
    Other Income .............................               2                1
    Interest Income ..........................               3                1
                                                   -----------      -----------
                                                          (115)            (130)

Income from operations before provision
   for income taxes ..........................              89              120
(Provision) Benefit for income taxes .........               0                0
                                                   -----------      -----------

NET INCOME ...................................     $        89      $       120
                                                   ===========      ===========

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
    Primary ..................................            .028             .055
    Assuming Full Dilution ...................            .028             .055

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING
    Primary ..................................       3,206,642        2,181,871
    Fully Diluted ............................       3,226,754        2,181,871



See accompanying notes to financial statements.

                     THE BETHLEHEM CORPORATION--CONSOLIDATED
                       STATEMENT OF CASH FLOWS Six months
                                ended November 30
                                 (in thousands)
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                           1995          1994
                                                           ----          ----

Cash flows provided by (used for)
  operating activities .............................      $(1,982)      $   302
Cash flows used for investing activities: ..........          (29)          (67)
Cash flows provided by (used for)
  financing activities: ............................        1,935          (279)
                                                          -------       -------
NET (DECREASE) IN CASH AND CASH
EQUIVALENTS ........................................          (76)          (44)
Cash and cash equivalents,
  beginning of period ..............................          151            60
Cash and cash equivalents,
  at end of period .................................           75            16
                                                          =======       =======




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

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information shown have been included.

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the year ending May 31, 1996.

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

6. On November 28, 1995 the Company completed its acquisition of certain assets of the American Furnace division of Third
         Millennium Products, Inc. pursuant to the terms of an Asset
         Purchase Agreement by and among the Company, Bethlehem Advanced Materials Corporation (a wholly owned subsidiary of the Company), Third Millennium Products Inc. and North American
         Advanced Materials Corporation. Pursuant to the agreement, the Company purchased certain Accounts Receivable, Customer
         Contracts, Machinery and Equipment and Goodwill. The purchase price was $420,000, which included the issuance of 50,000 shares of the Company's common stock valued at approximately $3.00 per share.

         The business combination is being accounted for utilizing the purchase method of accounting. Goodwill will be amortized over twenty (20) years. Results of operations of the acquired enterprise are included in the accompanying statements of operations as of November 28, 1995.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
SECOND QUARTER COMPARISON

         Net revenues for the second quarter fiscal 1996 were $3,906,000, compared to net revenues of $4,231,000 for the same period last year. Gross profit was $734,000 or 19% of net revenues compared to gross profit of $663,000 or 16% of net revenues for the same period in fiscal 1995. The increased gross profit was attributable to higher profit margins recorded in the Company's Industrial Sales Division. Modest growth was experienced in this division due to increased sales from long term multiple item contracts.

         The operating profit for the second quarter fiscal 1996 was $63,000 compared to $166,000 for the second quarter fiscal 1995. Selling and administrative expenses increased from $497,000 in fiscal 1995 to $671,000 for the same period in fiscal 1996. The primary factors for the increase in selling and administrative expenses were: 1) increased advertising expenditures; 2) increased travel costs for sales personnel; and 3) additional sales personnel and administrative personnel. These resources were utilized to continue the Company's entry into the international market as well as to pursue sales and purchases of used process and environmental equipment.

         Other expenses (consisting primarily of interest expense) equalled $40,000 for the second quarter fiscal 1996 compared to other expenses of $72,000 for the same period in fiscal 1995. Net income for the second quarter of fiscal 1996 equalled $23,000 compared to net income of $94,000 for the same period in fiscal 1995.

RESULTS OF OPERATIONS
YEAR TO DATE COMPARISON

         Net revenues of $6,872,000 for the first six months of fiscal 1996 compared to net revenues of $6,997,000 for the same period in fiscal 1995. Gross profit for the first six months of fiscal 1996 was $1,579,000 or 23% of net revenues compared to gross profit of

$1,261,000 or 18% of net revenues for the same period in fiscal 1995. The Company's Industrial Sales division which provides specialty heavy machining and fabrication services recorded higher gross profit margins than historically experienced in this sales division. This factor combined with modest growth in sales was the key reason for the increase.

         The operating profit for the first six months of fiscal 1996 was $204,000 compared to $250,000 for the same period in fiscal 1995. Selling and administrative expenses increased for the first six months of fiscal 1996 to $1,375,000 as compared to $1,011,000 for the first six months of fiscal 1995. Increased personnel in the sales force combined with higher advertising expenditures were the main factors for the increase in selling expenses. Both factors continue to support the Company's expansion into international markets and product sales. Administrative expenses increased from $723,000 for the first six months of fiscal 1995 to $877,000 for the first six months of fiscal 1996, an increase of $154,000. The increase was due to the addition of management personnel and other key staff to support the Company's workload.

         Other expenses (consisting primarily of interest expense) were $115,000 for the first six months of 1996 compared to $130,000 for the same period 1995. Net income for the first six months of 1996 equalled $89,000 compared to net income of $120,000 for the same period in fiscal 1995.

         Backlog of $12,101,000 compared to backlog of $5,829,000 at November 30, 1994. Orders received for the second quarter of fiscal 1996 equalled $11,535,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow used for operating activities was $1,982,000 for the first six months of fiscal 1996 compared to net cash flow provided by operating activities for the first six months of fiscal 1995 of $302,000. The Company's purchase of approximately $600,000 in used equipment inventory and the decreases in accounts payable and accrued liabilities accounted for the cash used in operating activities during the first six months of fiscal 1996.

         Capital expenditures were $29,000 for the first six months of fiscal 1996 versus $67,000 for the first six months of fiscal 1995. The Company expects to fund the majority of capital expenditures through cash flow generated through operations and to utilize third party financing when cost effective or appropriate.

         Cash flows provided by financing activities equalled $1,935,000 for the first six months of fiscal 1996 compared to cash flow used for financing activities for the first six months of fiscal 1995 of $279,000. On July 14, 1995, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders. (Refer to 10-QSB for the quarterly period ended August 31, 1995 for detailed information on this transaction.)

         During the second quarter of fiscal 1996, the Company borrowed approximately $600,000 to finance the acquisition of used equipment inventory.

         Assuming continuing profitability, management believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet the Company's cash requirements. Should the results of operations of the Company generate cash that is insufficient to meet the Company's requirements, outside sources of financing would be required. Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company settled a case it initiated in May of 1994 styled The Bethlehem Corporation v. NJM Process Equipment Corp., Niel C. Cavanaugh, John L. Boncher, Jr., Milton S. Mery, and Denver
Equipment Company, Inc., docketed to Civil Action No. 1994-CE-3643 in Northampton County Court of Common Pleas. The case was settled pursuant to an agreement which protects the Company's trade secrets and no other actions are pending or contemplated in this matter.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         No.               Description

         3(ii)    Bylaws of the Company
         10(a)    1994 Stock Option Plan of the Company
         10(b)    Equity Incentive Plan for Directors of the Company
         27       Financial Data Schedule


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended November 30, 1995.

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

                                   THE BETHLEHEM CORPORATION



                                   /s/ Alan H. Silverstein
                                   -----------------------
                                   Alan H. Silverstein
                                   President



                                   /s/ Antoinette L. Martin
                                   -----------------------
                                   Antoinette L. Martin
                                   Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)



Date:  January 15, 1996