Form 10QSB
period 1996-02-29
BETHLEHEM CORP
filed 1996-04-15
CIK 11856

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT

For the transition period from          to

Commission file number 1-4676

                            THE BETHLEHEM CORPORATION
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


       Pennsylvania                                  24-0525900
- -----------------------------------        -----------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)



          25th and Lennox Streets, P.O. Box 348, Easton, PA 18044-0348
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 258-7111
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 29, 1996, there were outstanding 1,938,520 shares of the Registrant's Common Stock, no par value.

         Transitional Small Business Disclosure Format:

                           Yes  /  /      No  / X /

                                   FORM 10-QSB

                                      INDEX

                                                                      Page No.

PART I.   Financial Information:

          Consolidated Balance Sheet - February 29, 1996
          (unaudited).................................................... 3

          Consolidated Statement of Operations - Three months
          ended February 29, 1996 and February 28, 1995
          (unaudited).................................................... 5

          Consolidated Statement of Operations - Nine Months
          ended February 29, 1996 and February 28, 1995
          (unaudited).................................................... 6

          Consolidated Statement of Cash Flows - Nine Months
          ended February 29, 1996 and February 28, 1995
          (unaudited).................................................... 7

          Notes to Consolidated Interim Financial Statements............. 8

          Management's Discussion and Analysis or Plan of Operation...... 9


PART II.   Other Information:

           Submission of Matters to a Vote of Security Holders...........11

           Exhibits and Reports on Form 8-K..............................12

           Signatures....................................................13

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


             THE BETHLEHEM CORPORATION - CONSOLIDATED BALANCE SHEET
                                February 29, 1996
                                 (in thousands)
                                   (UNAUDITED)
             -------------------------------------------------------


ASSETS
CURRENT ASSETS:
         Cash and cash equivalents.......................................................  $    67
         Accounts receivable (Net of allowance for doubtful accounts of $42).............    5,435
         Inventories*....................................................................    2,602
         Prepaid expenses and other current assets.......................................      166
                                                                                           --------


                  Total Current Assets...................................................    8,270

PROPERTY, PLANT AND EQUIPMENT:
         At cost.........................................................................    9,074
         Less accumulated depreciation...................................................    6,896
                                                                                            -------


                  Net Property, Plant and Equipment......................................    2,178

OTHER ASSETS:
         Intangible pension and deferred compensation plan assets........................      524
         Intangibles.....................................................................      684
         Other...........................................................................       44
                                                                                            -------


                  Total Other Assets.....................................................    1,252

                           TOTAL ASSETS..................................................  $11,700

*Inventories consist of the following:
         Finished goods..................................................................    1,028
         Raw materials & components......................................................      541
         Work in process (Net of $196 advanced from customers)...........................    1,056
         Less allowance for write down to estimated net realizable value.................      (23)
                                                                                            -------


See accompanying notes to financial statements.

             THE BETHLEHEM CORPORATION - CONSOLIDATED BALANCE SHEET
                                February 29, 1996
                                 (in thousands)
                                   (UNAUDITED)
             -------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt............................................  $ 1,285
         Accounts payable................................................................    5,094
         Accrued liabilities.............................................................    1,494
         Advances on contracts in excess of costs........................................      982

                  Total Current Liabilities..............................................    8,855

Other Liabilities:
         Long-term debt - net of current maturities......................................    3,285
         Deferred compensation and other pension liabilities.............................    1,216

STOCKHOLDERS' EQUITY:
         Preferred stock - authorized, 1,000,000 shares without par value; none issued
                  or outstanding.........................................................        0
         Common stock - authorized, 20,000,000 shares without par value, stated
                  value of $.50 per share; issued 1,938,532 shares.......................      969
         Additional paid-in capital......................................................    4,724
         Accumulated deficit.............................................................   (7,349)
         Less treasury stock, at cost, 12 shares.........................................        0

TOTAL STOCKHOLDERS' EQUITY...............................................................   (1,656)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................  $11,700


See accompanying notes to financial statements.

        THE BETHLEHEM CORPORATION - CONSOLIDATED STATEMENT OF OPERATIONS
                               Three months ended
                                 (in thousands)
                                   (UNAUDITED)
        ----------------------------------------------------------------


                                                                                February 29,            February 28,
                                                                                    1996                    1995
                                                                                -----------             ------------

NET REVENUES
         Cost of Goods Sold...............................................      $   5,503             $    3,880
         Gross Profit.....................................................          4,311                  3,304
                                                                                ---------             ----------

                                                                                    1,192                    576
Selling and administrative expenses:
         Selling..........................................................            284                    162
         Administrative...................................................            553                    356
                                                                                ---------             ----------

                                                                                      837                    518

Operating profit..........................................................            355                     58

Other income/(Expenses):
         Interest expense.................................................            (167)                   (61)
         Other Income.....................................................             (64)                    20
         Interest Income..................................................               4                      7
                                                                                    ------            -----------

                                                                                      (227)                   (34)

Income from operations before provision for income taxes..................             128                     24
(Provision) Benefit for income taxes......................................               0                      0

NET INCOME................................................................      $      128             $       24

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:
         Primary..........................................................            .041                   .008
         Assuming Full Dilution...........................................            .041                   .008

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING:
         Primary..........................................................       3,122,635              2,987,881
         Fully Diluted....................................................       3,122,635              2,987,881


See accompanying notes to financial statements.

        THE BETHLEHEM CORPORATION - CONSOLIDATED STATEMENT OF OPERATIONS
                                Nine months ended
                                 (in thousands)
                                   (UNAUDITED)
        -----------------------------------------------------------------


                                                                                February 29,            February 28,
                                                                                    1996                    1995
                                                                                -----------             ------------


NET REVENUES
         Cost of Goods Sold...............................................      $   12,375               $   10,877
         Gross Profit.....................................................           9,604                    9,040
                                                                                 ---------               ----------

                                                                                     2,771                    1,837
Selling and administrative expenses:
         Selling..........................................................             782                      450
         Administrative...................................................           1,430                    1,079
                                                                                 ---------               -----------

                                                                                     2,212                    1,529

Operating profit..........................................................             559                      308

Other income/(Expenses):
         Interest expense.................................................            (287)                    (193)
         Other Income.....................................................             (62)                       8
         Interest Income..................................................               7                       21
                                                                                 ---------               ----------

                                                                                      (342)                    (164)

Income from operations before provision for income taxes..................             217                      144
(Provision) Benefit for income taxes......................................               0                        0

NET INCOME................................................................      $      217               $      144

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:
         Primary..........................................................            .073                     .056
         Assuming Full Dilution...........................................            .071                     .050

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING:
         Primary..........................................................       2,984,280                2,581,530
         Fully Diluted....................................................       3,039,430                2,903,745


See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION - CONSOLIDATED STATEMENT OF CASH FLOW
                                Nine months ended
                                 (in thousands)
                                   (UNAUDITED)
         ----------------------------------------------------------------



                                                                                February 29,            February 28,
                                                                                    1996                    1995
                                                                                ------------            ------------



Cash flows provided by (used for) operating activities....................        $(1,794)                  $ 707

Cash flows used for investing activities..................................           (534)                   (111)

Cash flows provided by (used for) financing activities....................          2,244                    (588)
                                                                                  --------                  ------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS...............................            (84)                      8

Cash and cash equivalents, beginning of period............................             151                     60

Cash and cash equivalents, at end of period...............................         $    67                  $  68




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

6. On November 28, 1995 the Company completed its acquisition of certain assets of the American Furnace division of Third Millennium Products, Inc. pursuant to the terms of an Asset Purchase Agreement by and among the Company, Bethlehem Advanced Materials Corporation (a wholly owned subsidiary of the Company), Third Millennium Products Inc. and North American Advanced Materials Corporation. Pursuant to the agreement, the Company purchased certain Accounts Receivable, Customer Contracts, Machinery and Equipment and Goodwill. The purchase price was $420,000 which included the issuance of 50,000 shares of the Company's common stock, valued at approximately $3.00 per share.

         The business combination is being accounted for utilizing the purchase method of accounting. Goodwill will be amortized over twenty (20) years. Results of operations of the acquired enterprise are included in the accompanying statements of operations as of November 28, 1995.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

         Sales of $5,503,000 for the third quarter fiscal 1996 compared to sales of $3,880,000 for the third quarter fiscal 1995 - an increase of $1,623,000. Gross profit for the third quarter fiscal 1996 was $1,192,000, compared to gross profit of $576,000 for the same period last year. Sales of $12,375,000 for the nine month period ending February 1996 compares to sales of $10,877,000 for the same period in 1995 - an increase of $1,498,000. Gross profit for the nine month period ending February 1996 equalled $2,771,000 or 22% of sales compared to gross profit of $1,837,000 or 17% of sales for the same period in 1995. Increased sales and gross profits in both the Company's industrial and process sales divisions were due to the booking of several major long term contracts with higher profit margins than historically experienced in these divisions.

         The operating profit for the third quarter fiscal 1996 equalled $355,000 compared to $58,000 for the same period last year. Operating profit equalled $559,000 for the nine month period ending February 1996 compared to operating profit of $308,000 for the same period last year. Selling and administrative expenses increased from $518,000 or 13% of sales for the third quarter fiscal 1995 to $837,000 or 15% of sales for the third quarter fiscal 1996. Selling and administrative expenses increased from $1,529,000 or 14% of sales for the nine month period ending February 1995 to $2,212,000 or 18% of sales for the same period in 1996. The primary factors for the increase in selling and administrative expenses were: 1) additional sales and administrative personnel; 2) increased advertising expenditures; and 3) increased travel expenses. These resources are needed to continue the Company's entry into the international market as well as to pursue sales and purchases of used process and environmental equipment.

         Other expenses equalled $227,000 compared to other expenses of $34,000 for the same period in fiscal 1995. Net income for the third quarter of fiscal 1996 equalled $128,000, compared to net income of $24,000 for the same period in fiscal 1995. Other expenses were $342,000 for the nine month period ending February 1996, compared to other expenses of $164,000 for the same period last year. Increased interest expense combined with the amortization of financing fees from the loans secured by the Company in the first quarter of fiscal 1996 were the main factors for the increase in other expenses. Net income for the nine month period ending February 1996 equalled $217,000 compared to $144,000 for the same period in fiscal 1995.

         Backlog of $9,093,000 at February 29, 1996 compared to backlog of $4,758,000 at February 28, 1995. Orders received for the third quarter of fiscal 1996 equalled $3,594,000.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $1,794,000 for the first nine months of fiscal 1996 compared to net cash provided by operating activities for the first nine months of fiscal 1995 of $707,000. The Company's purchase of approximately $600,000 in used equipment inventory coupled with increased accounts receivable accounted for the cash used for operating activities.

         Capital expenditures were $534,000 for the first nine months of fiscal 1996 versus $111,000 for the first nine months of fiscal 1995. The majority of the Company's cash used for investing activities was expended on acquisition costs and capital equipment for materials processing at Bethlehem Advanced Materials Corporation, the Company's wholly owned subsidiary in Knoxville, Tennessee.

         Cash provided by financing activities equalled $2,244,000 for the first nine months of fiscal 1996 compared to cash used for financing activities for the same period last year in the amount of $588,000. On July 14, 1995, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders. (Refer to 10-QSB for the quarterly period ended August 31, 1995 for detailed information on this transaction.)

         Assuming continuing profitability, the Company believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet the Company's cash requirements. In the event that the Company's operations were to expand significantly or the Company were to desire to make further acquisitions, external sources of financing would be required. While the Company believes that such financing would be available to it, there can be no assurance in this regard. The Company believes that any inflationary increase arising from its raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

                           Part II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Stockholders was on held December 12,
                  1995.

         (b) Matters voted on at the meeting and the number of votes cast were as follows.

                  (1) Amendment of the Company's Articles of Incorporation to increase the authorized common stock of the Company from 4,000,000 to 20,000,000 shares.


                                    For                           1,719,511
                                    Against                           1,728
                                    Abstaining                       25,099
                                    Broker Non-Votes                      0

                  (2) Amendment of the Company's Articles of Incorporation to increase the authorized preferred stock of the Company from 1,000,000 to 5,000,000 shares.


                                    For                           1,191,820
                                    Against                           5,858
                                    Abstaining                       42,734
                                    Broker Non-Votes                505,926

                  (3)      Directors

                                         Total Vote For Each   Total Vote Withheld From
                                               Nominee               Each Nominee
                                         --------------------  ------------------------

                    B. Ord Houston             1,735,160               11,178
                    Ronald H. Gale             1,735,334               11,004
                    Salvatore J. Zizza         1,735,234               11,104
                    Harold Bogatz              1,735,334               11,004

                    The following directors' terms of office continued after the Annual Meeting: James L. Leuthe, Alan H. Silverstein, Jan P. Gale and O. Karl Dieckmann.


                    (4)   Approval of the Company's 1994 Stock Option Plan.


                               For                               1,200,157
                               Against                              14,053
                               Abstaining                           26,202
                               Broker Non-Votes                    505,926

                   (5) Amendment of the Company's Equity Incentive Plan for Directors to increase the term of options granted under the Directors Option Plan and to increase the period after termination of service during which an outstanding option may be exercised.


                               For                               1,701,804
                               Against                              13,999
                               Abstaining                           30,535
                               Broker Non-Votes                          0

                   (6) Ratification of an amendment to the Company's By-laws to eliminate the provision establishing four classes of directors and to provide that all directors shall be elected annually to serve one year terms.


                               For                               1,726,909
                               Against                               2,998
                               Abstaining                           16,431
                               Broker Non-Votes                          0

                   (7) Ratification of the appointment of Sobel & Co. as independent auditors of the Company for the fiscal year ending May 31, 1996.


                               For                               1,739,730
                               Against                               2,282
                               Abstaining                            4,326
                               Broker Non-Votes                          0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         No.               Description

         27                Financial Data Schedule

         There were no reports on Form 8-K filed for the three months ended February 29, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE BETHLEHEM CORPORATION


                                        /s/ Alan H. Silverstein
                                        --------------------------
                                        Alan H. Silverstein
                                        President


                                        /s/ Antoinette L. Martin
                                        --------------------------
                                        Antoinette L. Martin
                                        Vice President, Finance
                                        (Principal Financial and
                                         Accounting Officer)



Date:  April 12, 1996