Form 10KSB
period 1996-05-31
BETHLEHEM CORP
filed 1996-09-13
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended May 31, 1996.

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
                            -------------------------
                 (Name of small business issuer in its charter)

            Pennsylvania                                        24-0525900
            ------------                                        ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   25th and Lennox Streets, Easton, Pennsylvania               18044-0348
   ---------------------------------------------               ----------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

                                                  Name of each exchange
   Title of each class                            on which registered
   -------------------                            -------------------

   Common Stock, no par value                     American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes X . No   .
                                                            ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $18,078,000.

As of August 29, 1996, 1,938,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,995,452 based on the average of the bid (1,9375) and asked (2.00) prices on that date of $1.9688.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

                        FORM 10-KSB ANNUAL REPORT - 1996

                            THE BETHLEHEM CORPORATION

PART I   .........................................................................................................1
         Item 1.   Description of Business........................................................................1
         Item 2.   Description of Property........................................................................6
         Item 3.   Legal Proceedings..............................................................................6
         Item 4.   Submission of Matters to a Vote of Security Holders............................................7

PART II  .........................................................................................................8
         Item 5.   Market for the Company's Common Equity and Related Stockholder Matters.........................8
         Item 6.   Management's Discussion and Analysis or Plan of Operation......................................8
         Item 7.   Financial Statements..........................................................................13
         Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial
                   Disclosure....................................................................................13

PART III ........................................................................................................14
         Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act.............................................................14
         Item 10.  Executive Compensation........................................................................14
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................14
         Item 12.  Certain Relationships and Related Transactions................................................14

PART IV  ........................................................................................................15
         Item 13.  Exhibits, List and Reports On Form 8-K........................................................15

SIGNATURES.......................................................................................................18

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

GENERAL

          The Bethlehem Corporation (the "Company") was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, sells and services a product line of capital equipment used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining, and fabrication and the rebuilding and remanufacture of specialty process equipment. In addition, the Company, through the Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary formed in September 1995 to acquire certain assets of the American Furnace Division of Third Millennium Products, Inc., designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications.

Capital Equipment, Machining and Fabrication

          The Company's customers for its capital equipment, sales and machining and fabrication services include the primary ferrous and non-ferrous metals industries, cement and ship building companies, refineries, chemical, food, pharmaceutical and petrochemical firms. Its products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Tower Filter Press, filtration equipment, drum dryers and flakers, tubular dryers, calciners, vapor recovery systems and boilers. The Porcupine Processor(R) dries, heats or cools various chemicals, solids, or slurries. It reduces operating and installation costs and provides a free-flowing end product. The Company has recently introduced a new product in filtration equipment--the Tower Filter Press. The Tower Filter Press filters a wide range of slurries, operating automatically and uses a programmable logic control system. The Company operates a production facility that includes a full service laboratory equipped to test a broad range of materials and processes for filtration and thermal processing applications. The Company also has thermal processing and filtration pilot units available for use at customer sites for test processing. In conjunction with sales of capital equipment, the Company provides engineering and design services and conducts an aftermarket business consisting primarily of remanufacture, repair, refurbishment and equipment upgrade services and spare parts sales. The Company markets its products through an international sales network covering markets in North and South America, Asia and Europe.

          The Company serves these markets through five main business units:

          o The Heat Transfer Process Equipment unit markets core technology equipment, which includes dryers, coolers, and flakers, and which are fabricated to specific customer needs. The Porcupine Processor(R), an indirectly heated dryer developed by the Company, is an example of this unit's products. Some of the markets for these products include the chemical, plastics, food, pharmaceuticals, refineries, waste treatment and mining industries. These industries use the Company's equipment to recover valuable solvents from chemical intermediates or final products.

          o The Environmental Systems unit markets Thermal Desorption Systems for sale and rental. These systems, which usually include a Porcupine Processor(R), are used for treating both hazardous and non-hazardous sludges and contaminated soil. The market for these systems is currently driven by environmental regulations and is expected to grow.

          o The Filtration Process Equipment unit designs, manufactures and markets coarse to fine filtration systems used in solid/liquid separation. The target markets are fine and specialty chemicals, mining, food, precious metal recovery and pharmaceutical. The Tower Filter Press is an example of this unit's products.

          o The Specialty Heavy Machining and Fabrication Services unit provides high quality heavy equipment machining and fabrication services to the U.S. Government, heavy industry, including ferrous and nonferrous producers, the aggregates industry and suppliers of specialty heavy equipment that serve those industries.

          o The Rebuild/Remanufacture Equipment unit upgrades used equipment and remanufactures a broad range of process equipment. This unit markets these products based on two primary advantages: reduced capital expenditure and shorter lead time on delivery to the pharmaceutical, chemical and environmental remediation industries.

Bethlehem Advanced Materials Corporation (BAM)

          BAM designs and manufactures specialty high-temperature furnaces that are used for the processing and manufacturing of a wide variety of advanced materials, such as carbon and graphite fiber, carbon graphite composites, carbon and graphite structures, ceramic powders and ceramic composites. In addition, BAM processes specialty carbon, graphite and ceramic materials for semiconductor and aerospace, primarily for use in commercial aircraft braking systems applications. BAM is also involved in commercial process and product development of advanced materials.

          BAM is engaged in three primary lines of business involving high temperature furnaces and the processing of advanced specialty materials:

          o Furnace Manufacturing--design/engineering, manufacturing and installation of specialty high temperature furnace systems.

          o Toll Processing--contract heat treating and thermal processing of specialty materials.

          o Commercial Product and Process Development--utilization of the Company's own furnaces, technology and expertise to commercialize new applications and products for its own use and in conjunction with customers in order to enhance their processes and applications.

          BAM designs and manufactures custom high-temperature furnace systems for customer sales and for its own use at the Company's Knoxville, Tennessee facility. BAM's furnaces typically have custom design components, such as continuous and batch loading systems, parallel plate heating systems and advanced temperature control features. Management believes that, as such, BAM's furnaces have the potential to provide added value to its customers, which may result in higher product yield, more throughput due to more efficient heating and cooling cycles and enhanced energy savings. A BAM furnace is designed in accordance with an individual customer's materials processing requirements, rather than according to fixed designs, and with a view to minimizing the need for the customer to modify its process in order to match the furnace design.

          In addition to selling furnaces to customers, BAM uses its furnaces to provide toll firing services for its customers. Customers of BAM, whether a furnace purchaser or on a tolling basis, are typically manufacturers of carbon graphite structures, composites, powders and fibers, as well as manufacturers of non-oxide ceramics, such as silicon carbide or silicon nitride or other advanced ceramic structures.

          Composite materials are suited to a diverse range of applications based on their distinctive combination of physical and chemical properties.
Carbon fiber composites are attractive because of their specific properties, including high strength, low weight, stiffness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. In order to process these carbon and carbon graphite products, a typical customer will utilize a multi-step process to convert precursor materials such as petroleum pitch, coal tar pitch, and acrylic materials, such as polyacrylonitrile ("PAN"), into carbon fibers. All of these carbon precursors require thermal processing in furnaces for oxidation, stabilization and carbonization.

          Overall, aerospace applications are the largest users of carbon fibers and other advanced materials. However, the semiconductor industry, which uses many materials requiring purified carbon, ceramic, and other advanced material structures, also provides a potentially significant and high growth market for these products. BAM currently serves specialty markets which include carbonization and graphitization of carbon aircraft brakes, halogen purification of semiconductor grade graphite materials as well as special ceramic coating systems for semiconductor processing.

          Carbonization of Aircraft Brakes. Carbon-carbon, which consists of carbon fibers fused in a carbon matrix, is used in aircraft brakes because its utility is enhanced by high heat and friction. Whereas other brake materials such as metal soften under rising temperatures, carbon-carbon grows stronger.
Composites  such as  carbon-carbon  combine  the  inertness  of  carbon  and the strength of carbon fiber and are replacing steel and metal linings as the friction braking material of choice for large commercial aircraft. BAM has built and currently operates for a customer a furnace for carbonization of carbon-carbon brake materials for several aircraft programs.

          Purification of Semiconductor Quality Graphite. The heart of the semiconductor industry revolves around the production of the silicon wafer. The wafers are "grown" from a melted pool of silicon that is held in a graphite crucible. As minute impurities cause significant degradation of the silicon quality, it is imperative that the graphite crucible have fewer than 10 parts per million total impurity. The manner in which this is accomplished is to subject the graphite crucible to a purge of halogen gas while heating to a temperature near 2,000(degree)C. The Company's furnaces are utilized during this purification step.

STRATEGY

          The Company's business strategy is to continue the technological development and marketing of its core capital equipment products and, at the same time, to expand on the manufacture and marketing of specialty high temperature furnace systems, toll processing services for the advanced materials markets and the commercialization of new products and processes in advanced materials by BAM.

          The Company intends to strengthen its position in markets inside and outside the United States to reduce the manufacturing costs of its products and to pursue new sales opportunities as they develop, in new, rebuilt and used equipment. In addition, the Company intends to identify and evaluate opportunities to extend current market applications, identify new potential applications and establish plans for developing such applications for high temperature furnaces.

          As part of its efforts to expand its current range of market applications, the Company is engaged in exploring strategic partnerships with specific customers to use Company technology and expertise in the areas of semiconductor purification and the carbonization of PAN for use in aircraft brakes.

CUSTOMERS; EXISTENCE OF SHORT-TERM CONTRACTS

          The Company's principal customers for its capital equipment are domestic and foreign manufacturers of chemicals, pharmaceuticals, foods, plastics and petrochemicals and environmental remediation firms. The Company's principal customers for its high temperature furnaces and related tolling services are domestic and foreign manufacturers of carbon and graphite structures, fiber powder and shapes, silicon carbide powder and shapes, silicon nitride shapes and other advanced ceramic composite structures.

          Currently, the major portion of the Company's sales are made under short-term or one-time contracts for the Company's capital equipment or high-temperature furnaces, which contracts are not subject to renewal. Although this may afford the Company flexibility in responding to changing market conditions, a market for the Company's products and services under such contracts is not assured. As a result, one or more short-term or one-time contracts may constitute a high percentage of the Company's total net sales for any particular quarter or fiscal year. The inability of the Company to obtain such contracts in the future could have a material adverse effect on the Company's business.

          The Company's largest customer Eastman Chemical accounted for 30% of the Company's net sales for the year ended May 31, 1996.

          The Company's active customers for capital equipment include Fortune 500 companies. Sales to Universal Process Equipment, Inc. ("UPE"), a significant shareholder of the Company accounted for 17% of total sales in fiscal

1995 and 5% of total sales in fiscal 1996. The Company's active customers for high temperature furnaces and tolling services are Allied Signal, Mitsubishi Chemical, UCAR Carbon, and Hughes Missile Systems. Purchases by any single customer vary significantly from year to year according to such customer's capital equipment needs. The composition of the Company's customers may also vary from year to year.

SALES AND MARKETING

          The Company markets its products to customers in North and South America, Asia and Europe, primarily by a direct sales and support staff based at its facilities in Easton, Pennsylvania for its capital equipment products and services and Knoxville, Tennessee for its high temperature furnace products and tolling services. The Company also relies on product sales representatives in some regions of North America and in certain geographic areas outside the United States, sales are made by independent representatives who are assisted and supported by Company employees.

          The margins received on sales by independent representatives exceed those received on direct sales by Company personnel. The Company's commission program with respect to such independent representatives varies depending on the type of product sold and the volume of sales over the course of a year. The percentage of sales generated from such independents equaled approximately 20% of total sales for the fiscal year ended May 31, 1996.

BACKLOG

          As of May 31, 1996, the Company had a backlog of orders equaling $10,464,000. The Company had a backlog of $3,443,000 and $6,502,000 as of May 31, 1995 and 1994, respectively. Orders comprising current backlog are expected to be filled during the fiscal year ending May 31, 1997.

RAW MATERIALS

          The basic raw materials used in the Company's products are steel plate, bars and castings and in addition, in the high temperature furnace business, graphite, and copper. Raw materials are available from a number of sources on comparable terms. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. Principal suppliers to the Company at fiscal year end May 1996 were: Interstate Steel Supply Co., G.O. Carlson, Inc., Shenango Industries, Inc., UPE, Bush Miller, Thypin Steel, and, in connection with the high temperature furnace business, UCAR, Hajoca, and Graybar Electric.

DEVELOPMENT OF LITHIUM-ION RECHARGEABLE BATTERIES

          BAM executed a License Agreement on December 20, 1995 (the "License Agreement") with Sandia Corporation ("Sandia"), a multi-program laboratory operated by a subsidiary of Lockheed Martin Corp. for the U.S. Department of Energy. With main facilities in Albuquerque, New Mexico and Livermore, California, Sandia has major research and development responsibilities in national defense, energy, environmental technologies and economic competitiveness. Under the License Agreement, the Company has acquired a limited exclusive license to make, use and sell a formula developed by Sandia for carbon powder impregnated with lithium ions to be used to make anodes for use in lithium ion rechargeable batteries. Under the License Agreement, BAM has exclusive rights in two fields: computers and camcorders. If the process proves commercially feasible, consumer electronics, aerospace and defense applications could all potentially use the technology to create longer lasting, less expensive, safer, lighter batteries, particularly for use in power-hungry applications such as laptop computers, cellular telephones, camcorders and cordless power tools. The Company is currently endeavoring to produce along with Sandia scientists the first scale-up of the product to commercial quantities. Sandia developed the product at its facilities and has been able to produce only laboratory quantities to date. There can be no assurance that this process will prove commercially feasible or that the Company will derive any revenue from the License Agreement. In the event that the process described herein does prove to be commercially feasible, the License Agreement provides for certain royalty fee payments to be made to Sandia.

PATENTS AND TRADEMARKS

          The Company depends upon its proprietary technology and expertise. The Company relies principally upon trade secret and copyright law to protect its proprietary technology and owns no patents which are material to its business. The Company regularly enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its trade secrets and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors have not and will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

COMPETITION

          The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in the chemical, pharmaceutical, food, plastic and petrochemical processing markets and the Company competes with various other furnace manufacturers and toll processors. Numerous competitors of varying sizes compete with the Company in one or more of its product lines and its Specialty Heavy Machining and Fabrication Services unit. A number of the Company's competitors are divisions or subsidiaries of larger companies with significantly greater financial, marketing, managerial and other resources than those of the Company. The Company believes that the principal competitive factors affecting its core proprietary equipment business are price, performance, delivery, breadth of product line, product availability, experience and customer support. The Company believes that the principal areas of competition for its high temperature furnace sales segment are price, quality, delivery, skill and experience in developing specialized equipment aimed at a customer's specific materials requirement. The Company believes that the principal areas of competition for its toll processing operations are the ability to reliably meet the customer's quality specification and program requirements, including volume and price considerations.

          The Company's direct competitors that manufacture high temperature furnaces include Consarc, Seco/Warwick, Chugai Ro, Ipsen GMBH, AVS, Inc., FCT, Fujidempa, Abar Ipsen, Harper International Corp., and Textron. The Company's competitors in providing toll processing services include Zoltek Companies, Inc.

          There can be no assurance that developments by existing or future competitors will not render the Company's products or technologies noncompetitive or that the Company will be able to keep pace with new technological developments. In addition, the Company's customers could decide to vertically integrate their operations and perform for themselves some or all of the functions performed by the Company.

EMPLOYEES

          As of August 11, 1996, the Company had 147 full-time employees, including 22 employees of BAM. Of these, 121 are engaged in manufacturing and technical services, 10 in marketing and sales and 16 in administrative functions.

          The production employees at the Easton, Pennsylvania facility (77 persons) are represented by their own bargaining unit called The Bethlehem Corporation Employees Association. A three-year labor contract was ratified with this Association on July 23, 1994 and expires on July 22, 1997. The employees at the Knoxville, Tennessee facility are not represented by any collective bargaining organization. The Company believes that its relations with its employees are good.

ENVIRONMENTAL IMPACT AND REGULATION

          The operations at the Company's Knoxville, Tennessee plant utilize fume destruction and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions that are regulated and permitted by Knox County, Tennessee, Department of Air Pollution Control (the "DOAPC"). Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company has applied to the DOAPC for additional permits necessary to expand its operations to allow increased carbon processing, chlorine purification and the operation of a second afterburner. These permits are currently pending with the DOAPC.

          The Company believes that compliance by its operations with applicable environmental regulations will not have a material effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of future changes in federal, state and county environmental laws or regulations on the Company's results of operations or financial condition.

          The Company unilaterally "opted in" to a group settlement in U.S. VS. CHARLES CHRIN, ET AL. ("Charles Chrin"). The proposed consent decree in this matter is undergoing final draft revisions and will be submitted for court approval after a hearing. The Company paid in a total of $55,000 toward the group settlement in exchange for a covenant not to sue by the United States pursuant to Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or Section 7003 of the Resource Conservation and Recovery Act of 1976. Apart from Charles Chrin, the Company has not received, or is aware of any threatened submission of, any "potentially responsible party" or similar notices under federal, state or local law with respect to environmental damages.

GOVERNMENT REGULATION

          The Company is not aware of a need for government approval of any principal products. Existing governmental regulations do not have a significant effect on the business of the Company. In addition, government regulations that are probable of enactment are not anticipated to have any material effect.

Item 2.   DESCRIPTION OF PROPERTY.

          The Company operates from two properties, one in Easton, Pennsylvania and one in Knoxville, Tennessee.

          The Company owns a complex on 29 acres consisting of four major heavy manufacturing buildings, a laboratory, a two-story office building, miscellaneous storage and service buildings and a one-story office building located near the City of Easton in Palmer Township, Northampton County, Pennsylvania. The facility is a totally integrated production facility, conducting engineering, fabrication, forming, machining, assembly, heat treating, finishing and testing. The machine and assembly floor area is 100,000 square feet and is serviced by a 70 ton lifting capacity crane. Complete shipping facilities are available by truck with easy access to major interstate systems. The Company is currently in the process of completing plans for renovation. Once that renovation is complete, management believes that its Easton facilities will be in satisfactory condition and adequate for its present operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

          As of August 30, 1996, the Company's Easton facilities were subject to a first mortgage loan, a second lien created as a result of a legal settlement, and a third lien securing a line of credit and term loan facility.

          BAM leases a 33,600 square foot manufacturing and office building in Knoxville, Tennessee for capital equipment manufacturing, toll processing and related administrative services and marketing. The facility is equipped with several furnace systems with capabilities of firing in excess of 3000(degree)C. It is located in an industrial park with excellent access to major interstate highways and a modern airport. The lease expires September 30, 2000, unless two options, each for an additional three-year term, are exercised by BAM. The Knoxville lease has a monthly base rent of $8,317.46. The Company believes this facility is suitable and adequate for its present operations there. The Company is a guarantor of payment on this lease.

Item 3.   LEGAL PROCEEDINGS.

          Commencing in 1990 and continuing through 1996, Federal Boiler Company ("FBC"), a wholly-owned, inactive subsidiary of the Company, formed in 1986, was named as one of numerous defendants in cases brought in State Court in Philadelphia County, Pennsylvania. FBC was named as a defendant in fifty-three lawsuits in which it was sued for asbestos related reasons stemming from boilers manufactured in the 1940's and 1950's by a previous company known as Federal Boiler. The Company successfully obtained summary judgments in thirty-seven of the fifty-three cases, and legal counsel is filing summary judgment motions for the remaining cases.

                  The Company's legal counsel believes the courts will grant FBC summary judgments on these cases on the following grounds:

          1. FBC is not the Federal Boiler Company who manufactured the products in question and therefore does not have any successor liability.

          2. The lawsuits were wrongfully asserted against FBC as FBC did not manufacture the boilers in question.

          3.      FBC did not use asbestos in the manufacture of its products.

          4. None of the plaintiffs were exposed to FBC's products or, if they were exposed to an FBC product, the FBC's product legally could not have caused their injuries.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of Security Holders during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's Common Stock, no par value, (the "Common Stock") is traded under the symbol "BET." The following table sets forth the high and low sales prices for the Common Stock, for the periods indicated, as reported by the AMEX.
                              LOW ($)                     HIGH ($)
                              -------                     --------
1995 FISCAL YEAR
First Quarter                     .75                         1.50
Second Quarter                    .81                         1.44
Third Quarter                     .75                         5.63
Fourth Quarter                   2.00                         3.44

1996 FISCAL YEAR
First Quarter                    1.88                         3.73
Second Quarter                   2.50                         3.94
Third Quarter                    2.00                         3.00
Fourth Quarter                   1.75                         3.31



          As of September 6, 1996, there were approximately 936 holders of record of the Company's Common Stock.

          The Company did not declare any cash dividends on its Common Stock during fiscal 1995 or fiscal 1996. A $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. (collectively, "Sterling") imposes certain limitations on the Company with respect to the payment of cash dividends. In addition, a three year $5 million maximum line of credit and term loan facility from the CIT Group/Credit Finance, Inc. ("CIT"), contains certain restrictions on the payment of cash dividends. The Company does not anticipate that it will pay cash dividends in the foreseeable future. The payment of dividends by the Company will depend upon its earnings and financial condition and such other factors as the Board of Directors may consider relevant. The Company currently plans to retain any earnings to provide for the development and growth of the Company.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPANY OVERVIEW

          The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, sells and services a product line of capital equipment used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining and fabrication and the rebuilding and remanufacture of specialty
process  equipment.   In  addition,  the  Company,   through  BAM,  designs  and
manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications.

          Four of the Company's five main business units, namely the Heat Transfer Process Equipment Unit, the Environmental Systems Unit, the Filtration Process Equipment Unit and the Specialty Heavy Machining and Fabrication Services Unit each serve several billion dollar worldwide markets. The Company expects the future size of each of these markets to remain in the billions of dollars. However, the Company's ability to sell its products is limited by its marketing and manufacturing ability. To the extent that the Company's marketing and manufacturing capabilities increase, the Company's ability to exploit opportunities in these markets should improve.

The market size serviced by the Company's fifth main business unit, the Rebuild/Remanufactures Equipment Unit, is considerably more limited. The Company expects the future size of this market to vary in relation to factors influencing cost of capital such as interest rates, export/import duties, manufacturing capacity and utilization.

          The Company would characterize the markets for each of its business units as follows:

          (1)     HEAT TRANSFER AND FILTRATION UNITS

                  o Markets are relatively concentrated in mature industries such as chemicals, plastics, foods, pharmaceuticals, refineries, waste treatment and mining and minerals.

                  o        Technology barrier is medium.

                  o Competition is worldwide, except that there are certain prohibitions against foreign companies in Japan.

          (2)     ENVIRONMENTAL SYSTEMS UNIT

                  o        Markets are concentrated.

                  o        Technology barrier is low.

                  o        Competition  is domestic in North America and Western
                           Europe.

          (3)     SPECIALTY HEAVY MACHINING AND FABRICATION SERVICES UNIT

                  o        Market is highly concentrated.

                  o        Technology barrier is low.

                  o        Competition is domestic and often regional.

          (4)     REBUILD/REMANUFACTURE UNIT

                  o        Market is diffuse.

                  o        Technology Barrier is low.

                  o        Competition is domestic.

          The Company's customer concentration has historically been limited to segments such as military, chemical process, power generating or ferrous and nonferrous producers. More recently, the Company has sought to broaden its customer base to include customers in such markets as environmental and mining and precious metals. The Company has also added new products such as high temperature furnaces through BAM which services newer growth markets such as the semiconductor industry. To the degree the Company is able to add to and diversify its products and the markets it serves, the Company will insulate itself from potential volatility due to declines in any particular market served by the Company's products.

          Historically, the sale of the Company's products has primarily been limited to North America and Europe. The Company has sought to increase its international sales because it believes demand and opportunity for its products are increasing in direct proportion to the development of process industries such as chemical, food and pharmaceutical in countries outside of the North American and Western European markets. The Company's ability to compete in certain countries, particularly Japan, is restricted by trade laws in such countries. Further, the Company's ability to sell its products internationally is limited by its marketing and manufacturing ability. The Company estimates that approximately $750,000 for new inventory and $150,000 for additional sales and marketing expenditures is required to support international market expansion and sales growth. The Company enjoys access to customers through the worldwide customer base of UPE, and occasionally utilizes UPE's network of company owned offices and personnel around the world. The only cost incurred for the utilization of UPE's offices and personnel is the payment of a commission on actual sales originated. The Company believes this relationship will help the Company increase its sales. The Company does not believe, however, that the termination of this relationship, which is not anticipated, would have a significant material adverse effect on the Company's results of operations.

          The Company's capital equipment products and technologies were developed throughout the 20th century. Historically, the Company's products life cycles have been relatively long term. There can be no assurance, however, that such products will continue to be viable in the future. The Company has over the past eighteen months introduced a new product, the Tower Filter Press, and acquired a new product line, high temperature furnaces through BAM. The Company continues to evaluate other products and companies that have the potential to complement the Company's existing products and business. More recently, the Company has begun to purchase and sell used process and environmental equipment as an adjunct to its new equipment capabilities and its rebuild capabilities. The Company has been able to enter this market in the last year through financing obtained from CIT. The Company has also utilized UPE's expertise to advise it on certain purchases and UPE and the Company have jointly purchased certain pieces of equipment. The Company believes this venture could improve its financial condition and results of operations. The Company believes this business activity complements its other activities and permits it to serve customers who either cannot afford the cost or lead time for new equipment.

          In the future, the Company intends to continue to enhance existing products and explore new opportunities and the possibility of strategic partnerships with existing and new customers. The Company will also seek to develop joint ventures with several of its customers to develop new processes. There can be no assurance, however, that the Company will be able to successfully implement any of these strategies or that, if implemented, these strategies will improve the Company's financial position or results of operations.

RESULTS OF OPERATIONS

Fiscal Year Ended May, 31 1996 Compared to Fiscal Year Ended May 31, 1995

          Revenues of $18,078,000 for the fiscal year ended May 31, 1996 represent an increase of 24% over the fiscal year ended May 31, 1995 level of $14,541,000. The principal reason for the increase in revenues was an increase in sales due to expansion in the chemical process industry. Several major contracts in the Company's proprietary equipment line, part of the Heat Transfer Process Unit and in the Specialty Heavy Machining and Fabrication Services Unit were awarded during this period.

          The Company's largest customer in the Heat Transfer Process Unit accounted for 30% of the Company's net sales in fiscal 1996. Other major contracts awarded were with Fortune 500 companies.

          Export sales for the fiscal year ended May 31, 1996 equaled $953,000 (5% of revenue) compared to $4,687,000 (32% of revenue) for the year ended May 31, 1995. In fiscal 1996 export sales were to six countries including Israel, Indonesia, Japan, Finland, United Kingdom and Canada. The largest total for a single country was $236,000 for Israel. In fiscal 1995 export sales were to Indonesia, Canada, Korea and Netherlands with the bulk of such sales coming from single sales of $2,030,500 and $1,780,920 in Canada and Indonesia, respectively. Also, current backlog which is composed of orders received in fiscal 1996 includes approximately $4,000,000 in sales to the Netherlands and Indonesia. All sales were in U.S, dollars, therefore, currency fluctuations did not affect the transactions.

          Gross profit equaled $4,867,000 (27% of revenues) for the fiscal year ended May 31, 1996 compared to a gross profit of $2,581,000 (18% of revenues) for the fiscal year ended May 31, 1995. The increased gross profit was primarily attributable to increased sales in the Company's proprietary product lines which produced higher profit margins than had been historically experienced in these lines. These higher margins were a result of the implementation of a timely method of reviewing and revising all major quotations, cost estimates and work in process.

          Backlog as of May 31, 1996 was $10,464,000 compared to backlog at May 31, 1995 of $3,443,000. New orders received by the Company were $25,099,000 for fiscal 1996 compared to new orders of $11,519,000 for fiscal 1995, including new orders from related parties of $994,000 and $2,015,000 respectively.

          The Company reported operating income of $1,038,000 for the fiscal year ended May 31, 1996 as compared to operating income of $224,000 for the fiscal year ended May 31, 1995. Selling and Administrative expenses increased for the year ended May 31, 1996 to $3,829,000 (21% of net revenues) as compared to $2,357,000 (16% of net revenues) for the fiscal year ended May 31, 1995. The implementation of the Company's sales and marketing programs called for an increased sales force as well as increased advertising, travel and marketing expenditures to expand entry into potential foreign markets and support product sales. The increase in administrative expense was due to increased salary expense for both management and support staff combined with increases in financing costs, legal and professional fees. Included in administrative expense are certain non recurring expenses of approximately $300,000 associated with the asset acquisition made by BAM and other miscellaneous administrative expenses. Approximately $250,000 of prior year's pension obligation expense is also classified as administrative expense. The Company recorded the additional bad debt reserve because one of its customers sought protection under the Canadian Bankruptcy and Insolvency Act. The Company has a security interest in the equipment and expects to recover the difference between the accounts receivable balance and the cost of the equipment. In addition, the Company has submitted a proposal on behalf of itself and several other companies to restructure the Canadian entity pursuant to a Plan of Management under the Canadian Business Corporation Act. If the proposal is accepted, the Company may convert all or a portion of its receivable into equity in the Canadian entity.

          Other expenses equaled $536,000 for the year ended May 31, 1996 compared to $118,000 for the year ended May 31, 1995. The increase in other expenses was primarily the result of increased interest expenses incurred on a restructured real estate mortgage loan and the secured term loan and line of credit obtained in July, 1995. Net income for the year ended May 31, 1996 equaled $465,000 as compared to net income of $105,000 for the year ended May 31, 1995. During the year ended May 31, 1996, the management of the Company concluded that certain legal fees totalling $125,000 capitalized during the year ended May 31, 1995 would have been more appropriately accounted for had they been expensed. Accordingly, the financial statements for the year ended May 31, 1995 have been restated to recognize these legal fees totalling $125,000 as an expense.

          The Company has begun to purchase and sell used process equipment as an adjunct to its new equipment and rebuild capabilities. The Company has been able to enter this market in the last year through the additional sources of financing obtained from CIT. The Company has utilized UPE's expertise in this area to advise it on certain purchases and has purchased certain pieces of equipment jointly with UPE. The Company believes this venture could positively impact revenues, profits and cash flow because used equipment sales generally do not require significant labor costs. As a result, the Company can recover its investment in the equipment more quickly.

          In summary, the Company's results of operations have improved due to the following factors:

          -       Increased domestic sales and marketing efforts;
          -       Expansion of the senior management team;
          -       Increased production efficiency; and
          -       Joint   marketing   efforts  with  UPE,  the  Company's  major
                  shareholder.

Liquidity and Capital Resources

          Net cash used for operating activities was $1,889,000 for fiscal 1996 compared to net cash provided by operating activities for fiscal 1995 of $784,000.

          During the fiscal year ended May 31, 1996, the Company's accounts receivable, inventory and accounts payable increased. The increased accounts receivable in fiscal 1996 was due to increased sales volume. The increased inventory in fiscal 1995 was due to increased sales volume which resulted in increased production in the Company's new equipment product lines and the Company's ability to purchase equipment through additional financing obtained from CIT. Inventory consists of finished goods, raw materials and work in process. Finished goods inventory consists of new and used processing equipment that the Company is marketing and is in the business of selling as an adjunct to its new equipment and rebuild capabilities. This equipment is valued at the lower of cost or market value. It is anticipated that approximately 42% of the Company's finished goods inventory will not sell within one year. That portion of the inventory is classified as a non current asset. Historically, this type of equipment has maintained market value. However, no estimate can be made of the possible loss should the Company be unable to sell this inventory. The Company believes that the related reserves were adequate at May 31, 1996.

          The significant increase in accounts payable is due to the increased sales volume which required major material purchases. In addition, accounts payable at May 31, 1996 include those of BAM which was formed in September 1995 and acquired the assets of the American Furnace Division of Third Millennium Products in November 1995. Currently the Company is delinquent with respect to certain accounts payable. In some instances the Company has negotiated new payment terms. If the Company's working capital position does not improve, the Company's delinquencies with its accounts payable could adversely effect the Company's future ability to structure favorable terms in the purchase of materials and services.

          Cash provided by financing activities equalled $2,629,000 for the fiscal year ended May 31, 1996 compared to cash used for financing activities for the fiscal year ended May 31, 1995 in the amount of $613,000. On July 14, 1995, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders as follows:

          (1) A $1.5 million five year first mortgage loan from Sterling. The loan is collateralized by a first mortgage lien on real estate owned by the Company and a second lien on all other Company owned assets. The loan bears interest at 14.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 15 year period with a final payment of all then outstanding principal and interest. As of August 30, 1996, the amount outstanding under the loan was $1,469,035. The loan agreement contains a number of covenants which among other things will require the Company to maintain specified levels of net worth and working capital and will impose certain limitations on the Company with respect to (I) the incurrence of additional indebtedness; (II) the incurrence of additional liens; (III) the payment of cash dividends and (IV) mergers and investments. UPE agreed to provide a limited guarantee for up to $350,000 of the mortgage payable and subordinate all of its outstanding receivables or other extensions of credit due from the Company to the mortgage. The Company granted warrants to the three-party lending group to purchase up to 40,000 shares of the Company's Common Stock. The purpose of this loan was to pay off the existing mortgage loan.

          (2) A three-year $5 million maximum line of credit and term loan facility from CIT, secured by a third lien position (behind the three party lending group referenced above and the Harrisburg Authority) on Company owned real estate and a first lien on substantially all other owned assets of the Company. This credit facility includes: (a) an $800,000 term loan requiring $13,333 monthly principal payments plus interest at prime rate (Chemical Bank, New York) plus 3% and (b) advances against a percentage of eligible inventory not to exceed $4,000,000 in the aggregate. Initial proceeds of this credit facility were used to fund working capital. The amount outstanding as of August 30, 1996 was $627,000 on the term loan and $1,702,000 on the secured credit line. As of August 30, 1996, the interest rate on both the term loan and the secured credit line was 11.25%. Additional advances will be for the purpose of acquiring eligible inventory. The loan agreement contains certain restrictions among other things on the making of investments, loans and capital expenditures, on borrowings, on the sale of assets and on the payment of dividends. The loan agreement contains customary events of default including material misrepresentations, payment defaults and default in the performance of other covenants. An additional condition of the loan agreement is that UPE will purchase all of the Company's used resale inventory in the event of default. The term of the agreement is for three years and automatically renewable for successive terms of two years thereafter unless terminated by either party at the end of the initial or any renewal term. Notwithstanding the foregoing, the agreement shall terminate automatically upon termination or non-renewal of CIT's financing agreements with UPE. The Company granted warrants to CIT to purchase 50,000 shares of the Company's Common Stock.

          By securing this funding, the Company expanded working capital, made available additional capital for inventory acquisition and increased liquidity.

          Capital expenditures were $659,000 during fiscal 1996 versus $133,000 in fiscal 1995. The increase in capital expenditures was due primarily to the acquisition and construction of high temperature furnaces for toll processing and renovations to existing manufacturing and office buildings. The Company's current commitment for capital expenditures is less than $50,000. If the Company receives sufficient net proceeds in a proposed distribution of transferable subscription rights to its shareholders to purchase additional shares of Common Stock (the "Rights Offering"), the Company intends to continue to renovate its one-story office building and laboratory and upgrade roofs on several of its manufacturing facilities. See "Business -- Properties." The Company also intends to purchase laboratory equipment and a management information system/network. Additional capital expenditures will be dependent upon whether the Company engages in significant expansion opportunities.

          The Company believes that cash generated from existing business, new orders and sales of used equipment, together with the net proceeds of the Rights Offering, will be sufficient to meet operating requirements through the fiscal year ending May 31, 1997. In the event that the Company's operations were to expand significantly or the Company were to desire to make further acquisitions, further external sources of financing would be required. While the Company believes that such financing would be available to it, there can be no assurance in this regard.

          Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

RECENT DEVELOPMENTS

          As of June 1, 1996 the Company began a three year profit sharing arrangement with UPE. This arrangement was agreed upon as consideration for
UPE's role in identifying, introducing, screening and negotiating the acquisition of the assets of the American Furnace Division of Third Millennium Products Inc., by BAM and their role in originating, negotiating, developing and assisting in the marketing of the Tower Filter Press product line. Under this arrangement which expires in May 1999, UPE is entitled to receive 25% of the net pre-tax profits of BAM and the Tower Filter Press product line.

NET OPERATING LOSS CARRYFORWARD

          At May 31, 1996 the Company had approximately $4.7 million of unused federal net operating losses and $119,000 of unused federal investment and research tax credit carryforwards. The Company has determined that the Rights Offering will not effect a change of control of the Company, which would result in material limitations on the use of such carryforwards to offset future taxable income.

FORWARD LOOKING STATEMENTS

          This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but not limited to, the Company's proprietary rights, environmental considerations and its ability to obtain contracts in the future. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7.   FINANCIAL STATEMENTS.

          The response to this item is submitted as a separate section to this Form 10-KSB

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 9.   DIRECTORS,  EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION.

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                                     PART IV

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

          (a)     EXHIBITS

          The following exhibits are being filed or are incorporated by reference in this Form 10-KSB Report:

          3(i) Amended And Restated Articles of Incorporation approved at the December 12, 1995 Annual Meeting of the Company (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form SB-2 filed May 15, 1996 (the "Form SB-2"))

          3(ii) Amended and Restated Bylaws approved at the December 12, 1995 Annual Meeting of the Company (incorporated by reference to Exhibit 3(ii) to the Company's 10-QSB for the quarterly period ended November 30, 1995 (the "November 1995 10-QSB"))

          10(a) The Company's 1989 Equity Incentive Plan. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

          10(b) Description of the Company's deferred compensation arrangements with certain employees, including its officers. Incorporated by reference to the Company's Amendment No. 1 to Report on Form 10-Q for the quarter ended September 30, 1993.

          10(c)     The  Company's   Equity   Incentive   Plan  for   Directors.
                    Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1991.

          10(d) Stock Purchase Agreement dated as of July 27, 1990 among the Company, James L. Leuthe, Universal Process Equipment, Inc., Ronald Gale and Jan Gale. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1991.

          10(e) Registration Rights Agreement dated as of July 27, 1990 among the Company, Universal Process Equipment, Inc., Ronald Gale and Jan Gale. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1991.

          10(f) Form of Agreement dated March 31, 1993 by and between the Company and Universal Process Equipment, Inc. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

          10(g) Conformed copy of Settlement Agreement, including the following exhibits thereto. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.1 Exhibit A: UPE Agreement. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.2 Exhibit B: Security Promissory Note, dated November 22, 1993, by The Bethlehem Corporation to The Harrisburg Sewage Authority. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.3 Exhibit C: Guaranty and Suretyship Agreement, dated as of november 22, 1993, by Universal Process Equipment, Inc. to The Harrisburg Sewage Authority. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.4 Exhibit D: Equipment Security Agreement (Schedule 1 Equipment), dated as of November 22, 1993, by and between Universal Process Equipment, Inc. and The Harrisburg Sewage Authority.

                    Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.5 Exhibit E: Equipment Security Agreement (Schedule 2 Equipment), dated as of November 22, 1993, by and between Universal Process Equipment, Inc. and The Harrisburg Sewage Authority. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.6 Exhibit F: Collateral Assignment of Judgement, dated as of November 22, 1993, by and between Universal Process Equipment, Inc. and The Harrisburg Sewage Authority. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)1.7 Exhibit G: Consent to Entry of Judgement. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(g)2 Conformed copy of UPE Agreement. Incorporated by reference to the Company's Amendment No. 1 Report on Form 10-Q for the quarter ended September 30, 1993.

          10(h) Loan and Security Agreement dated July 14, 1995 by the Company to The CIT Group/Credit Finance, Inc. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(i) Term Promissory Note dated July 14, 1995 by the Company to The CIT Group/Credit Finance, Inc. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(j) Open-End Mortgage and Security Agreement dated July 14, 1995 by the Company to The CIT Group/Credit Finance, Inc. Incorporated by reference to the Company's Report on Form 10-K- SB for the fiscal year ended May 31, 1995.

          10(k) Inventory Purchase Agreement dated July 14, 1995 by Universal Process Equipment, Inc. to The CIT Group/Credit Finance, Inc. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(l) Mortgage Note dated July 13, 1995 by the Company to Sterling Commercial Capital Inc., First Wall Street SBIC, L.P. and Interequity Capital Partners, L.P. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(m) Loan Agreement dated July 13, 1995 by the Company to Sterling Commercial Capital Inc., First Wall Street SBIC, L.P. and Interequity Capital Partners, L.P. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(n)     Security  Agreement  dated July 13,  1995 by the  Company to
                    Sterling Commercial Capital Inc., First Wall Street SBIC, L.P. and Interequity Capital Partners, L.P. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(o) Limited Corporate Guaranty dated July __, 1995 by Universal Process Equipment, Inc. to Sterling Commercial Capital Inc., First Wall Street SBIC, L.P. and Interequity Capital Partners, L.P. Incorporated by reference to the Company's Report on Form 10-K-SB for the fiscal year ended May 31, 1995.

          10(p)     1994   Stock   Option   Plan  of  the   Company  as  amended
                    (incorporated by reference to Exhibit 10(a) to the Company's November 1995 10-QSB)

          10(q) Equity Incentive Plan for Directors of the Company as amended (incorporated by reference to Exhibit 10(b) to the Company's November 1995 10-QSB)

          10(r) Agreement, dated July 23, 1994, between the Company and The Bethlehem Corporation Employees Association (incorporated by reference to Exhibit 10(c) to the Form SB-2)

          10(s) Net Commercial Lease Contract, dated January 30, 1996, by and between Knoxville Industrial Group, Ltd., Bethlehem Advanced Materials Corporation, The Stanfield York Company and the Company (incorporated by reference to Exhibit 10(d) to the Form SB-2)

          (b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of period covered by this report.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE BETHLEHEM CORPORATION


Dated:  September 11, 1996      By: /S/ ALAN H. SILVERSTEIN
                                    -----------------------
                                        Alan H. Silverstein, President, Director
                                          and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                               DATE
- ----------                                   -----                               ----
/S/ ALAN H. SILVERSTEIN                      President, Director and             September 11, 1996
- -----------------------------------          Chief Executive Officer
Alan H. Silverstein                          (Principal Executive Officer)


/S/ ANTOINETTE L. MARTIN                     Chief Financial Officer (Principal  September 11, 1996
- -----------------------------------          Financial Officer and Principal
Antoinette L. Martin                         Accounting Officer)


/S/ SALVATORE J. ZIZZA                       Chairman of the Board               September 11, 1996
- -----------------------------------
Salvatore J. Zizza


- -----------------------------------          Director                            September 11, 1996
Ronald H. Gale


/S/ JAN P. GALE                              Director                            September   , 1996
- -----------------------------------
Jan P. Gale


/S/ JAMES L. LEUTHE                          Director                            September 11, 1996
- -----------------------------------
James L. Leuthe


/S/ HAROLD BOGATZ                            Director                            September 11, 1996
- -----------------------------------
Harold Bogatz


/S/ B. ORD HOUSTON                           Director                            September 11, 1996
- -----------------------------------
B. Ord Houston


- -----------------------------------          Director                            September   , 1996
O. Karl Dieckman

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 1996 AND 1995

                               INCLUDING REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BETHLEHEM CORPORATION AND SUBSIDIARIES


CONTENTS


                                                                     PAGE

Independent Auditors' Report......................................    F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheet
      May 31, 1996................................................F-4 - F-5

    Statements of Income
      for the Years Ended May 31, 1996 and 1995...................    F-6

    Statements of Stockholders' Equity (Deficiency)
      for the Years Ended May 31, 1996 and 1995...................    F-7

    Statements of Cash Flows
      for the Years Ended May 31, 1996 and 1995...................   F-8

    Notes to Financial Statements.................................F-9 - F-28


================================================================================

INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders
The Bethlehem Corporation


We have audited the accompanying consolidated balance sheet of The Bethlehem Corporation and Subsidiaries as of May 31, 1996, and the consolidated statements of income, stockholders' equity (deficiency), and cash flows for the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bethlehem Corporation and Subsidiaries as of May 31, 1996, and the consolidated results of their operations and their cash flows for the years ended May 31, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 24 to the financial statements, an overstatement of intangibles as of and for the year ended May 31, 1995, was determined by management of the consolidated company during the year ended May 31, 1996. Accordingly, the financial statements for the year ended May 31, 1995 have been restated to reflect the correction of this overstatement.




                                                 SOBEL & CO., LLC
                                                 Certified Public Accountants

Livingston, New Jersey
September 4, 1996


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1996
================================================================================


ASSETS


  CURRENT ASSETS:
      Cash and cash equivalents                                $        18,976
      Accounts receivable (Net of allowance for doubtful
        accounts of $124,950)                                        2,650,819
      Accounts receivable - related parties                          1,695,050
      Costs and accumulated gross profit in excess of billings
        on long-term contracts                                       1,269,655
      Inventories                                                    3,089,407
      Prepaid expenses and other current assets                        121,647
                                                               -----------------

              Total Current Assets                                   8,845,554
                                                               -----------------


  PROPERTY, PLANT AND EQUIPMENT, at cost                             9,319,480


      Less accumulated depreciation and amortization                (6,977,215)
                                                               -----------------

              Property, Plant and Equipment, Net                     2,342,265
                                                               -----------------


  OTHER ASSETS:
      Goodwill (net of $9,935 of accumulated amortization)             387,459
      Deferred financing costs                                         195,809
      Inventories, net of current                                    2,203,142
      Intangible pension and deferred compensation plan assets         172,953
      Other                                                            151,523
                                                               -----------------

              Total Other Assets                                     3,110,886
                                                               -----------------



                                                                   $14,298,705
                                                               =================


================================================================================
See notes to consolidated financial statements.                              F-4

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
MAY 31, 1996
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
      Current maturities of long-term debt                     $     307,389
      Accounts payable                                             4,361,421
      Accounts payable - related parties                           2,194,500
      Accrued liabilities                                            635,385
      Contract billings in excess of costs and accumulated gros
         profit on long-term contracts                               310,506
      Advances on short term contracts                               238,377
      Commissions payable                                            176,961
      Payroll and state income taxes payable                         134,576
      Note payable - related party                                   310,000
                                                               --------------
              Total Current Liabilities                            8,669,115
                                                               --------------

  OTHER LIABILITIES:
      Accounts payable - long-term                                 1,360,225
      Long-term debt, net of current maturities                    4,593,764
      Deferred compensation and other pension liabilities            999,786
                                                               --------------
              Total Long-Term Liabilities                          6,953,775
                                                               --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
      Preferred stock - authorized, 5,000,000 shares
        without par value, none issued or outstanding                      -
      Common stock - authorized, 20,000,000 shares
        without par value, stated value of $.50 per share;
        1,938,532 shares issued; 1,938,520 shares outstanding        969,266
      Additional paid-in capital                                   4,932,176
      Accumulated deficit                                         (7,225,617)
                                                               --------------
                                                                  (1,324,175)
      Less - treasury stock, at cost, 12 shares                           10
                                                               --------------
              Total Stockholders' Equity (Deficiency)             (1,324,185)
                                                               --------------

                                                                 $14,298,705
                                                               ==============


================================================================================
See notes to consolidated financial statements.                              F-5

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
================================================================================


                                                               YEAR ENDED MAY 31,
                                                             1996            1995
                                                         ------------    ------------
NET SALES                                                $ 18,077,726    $ 14,540,591

COST OF GOODS SOLD                                         13,211,211      11,959,486
                                                         ------------    ------------

GROSS PROFIT                                                5,111,988       2,581,105
                                                         ------------    ------------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling                                               1,270,253         677,055
      Administrative                                        2,558,470       1,679,818
                                                         ------------    ------------
                                                            3,828,723       2,356,873
                                                         ------------    ------------

              Income from Operations Before Other
                Income (Expenses) and Income Taxes          1,037,792         224,232
                                                         ------------    ------------

OTHER INCOME (EXPENSES):
      Interest expense                                       (530,470)       (253,940)
      Gains on sales of equipment                                --            72,092
      Royalty income - related party                             --            35,500
      Other                                                   (15,671)         19,709
      Interest income                                           9,780           8,166
                                                         ------------    ------------
                                                             (536,361)       (118,473)
                                                         ------------    ------------

              Income before provision for income taxes        501,431         105,759

PROVISION FOR INCOME TAXES                                     36,000           1,105
                                                         ------------    ------------

NET INCOME                                               $    465,431    $    104,654
                                                         ============    ============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
      Primary                                            $        .14    $        .04
                                                         ============    ============

      Assuming full dilution                             $        .14    $        .03
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING
      Primary                                               3,219,517       2,946,423
                                                         ============    ============

      Fully diluted                                         3,259,686       3,026,762
                                                         ============    ============


================================================================================
See notes to consolidated financial statements.                              F-6

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
================================================================================


                                        COMMON STOCK           ADDITIONAL                       TREASURY STOCK
                                  -------------------------     PAID-IN     ACCUMULATED    -------------------------
                                     SHARES       AMOUNT        CAPITAL   EQUITY (DEFICIT)   SHARES        AMOUNT         TOTAL
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at May 31, 1994             1,888,532   $   944,266   $ 4,594,628   $(7,795,702)            12   $       (10)   $(2,256,818)

Net Income for the Year Ended
  May 31, 1995                           --            --            --         104,654           --            --          104,654
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at May 31, 1995             1,888,532       944,266     4,594,628    (7,691,048)            12           (10)    (2,152,164)

Net Income for the Year Ended
  May 31, 1996                           --            --            --         465,431           --            --          465,431

Issuance of Common Stock               50,000        25,000       129,000          --             --            --          154,000

Receipt of Used Equipment
  Inventory from Related Party           --            --         208,548          --             --            --          208,548
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at May 31, 1996             1,938,532   $   969,266   $ 4,932,176   $(7,225,617)            12   $       (10)   $(1,324,185)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========


================================================================================
See notes to consolidated financial statements.                              F-7

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================


                                                                                    YEAR ENDED MAY 31,
                                                                                1996                    1995
                                                                      ------------------------- ---------------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net income                                                            $      465,431                  $104,654
     Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
          Depreciation and amortization                                          385,953                   287,768
          Gains on sales of equipment                                                  -                   (72,092)
          Accrued loss on contracts and obsolete inventory write-offs             67,451                    88,459
      (Increase) decrease in assets:
          Accounts receivable                                                 (1,181,640)                 (640,256)
          Accounts receivable - related parties                                 (666,193)                 (767,652)
          Inventories                                                         (3,508,649)                 (426,033)
          Prepaid expenses and other current assets                               34,064                   (40,622)
          Costs and accumulated gross profit in excess of billings              (530,935)                        -
          Other assets                                                           (68,471)                   30,590
      Increase (decrease) in liabilities:
          Accounts payable                                                     2,855,972                 1,301,330
          Accounts payable - related parties                                     812,597                 1,102,321
          Accrued liabilities                                                    (58,757)                  (54,784)
          Billings in excess of costs and accumulated gross profit               (37,971)                 (772,743)
          Advances on contracts                                                   98,377                         -
          Commissions payable                                                    (63,237)                  (16,790)
          Payroll and state income taxes payable                                (584,589)                  603,080
          Deferred compensation and pension liabilities                           91,509                    57,009
                                                                      ------------------------- ---------------------
                Net Cash Provided by (Used for)Operating Activities           (1,889,088)                  784,239
                                                                      ------------------------- ---------------------

  INVESTING ACTIVITIES:
      Purchase and construction of property, plant and equipment                (659,260)                 (133,385)
      Proceeds from the sales of equipment                                             -                    77,792
      Increase in deferred financing costs                                      (212,895)                  (25,000)
                                                                      ------------------------- ---------------------
         Net Cash Used for Investing Activities                                 (872,155)                  (80,593)
                                                                      ------------------------- ---------------------

  FINANCING ACTIVITIES:
      Borrowings on line of credit                                            13,646,842                         -
      Repayments on line of credit                                           (11,886,383)                        -
      Proceeds from issuance of long-term debt                                   860,268                         -
      Principal payments on long-term debt                                      (301,367)                 (612,912)
      Proceeds from notes payable - related party                                310,000                         -
                                                                      ------------------------- ---------------------
         Net Cash Provided by(Used for) Financing Activities                   2,629,360                  (612,912)
                                                                      ------------------------- ---------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              (131,883)                   90,734

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                            150,859                    60,125
                                                                      ------------------------- ---------------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                           $       18,976                  $150,859
                                                                      ========================= =====================


================================================================================
See notes to consolidated financial statements.                              F-8

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- --------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS:
The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, sells and services a product line of capital equipment used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining and fabrication and the rebuilding and remanufacture of specialty process equipment. In addition, the Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications.

The following is a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of The Bethlehem Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION:
Profits on long-term contracts are recognized on the percentage-of-completion method of accounting. Under this method, sales and profits are recorded throughout the contract term based upon the percentage of costs incurred to date to total estimated costs of the contract. Profit on short-term contracts are recognized on the completed contract method. Profits on short-term contracts are recorded when a contract is substantially complete. Generally, a contract is deemed to be substantially complete when it is shipped to a customer or when it is ready for shipment to a customer. Progress billings applicable to their contracts have been recorded as advances on contracts on the accompanying balance sheet.

Losses on long-term and short-term construction contracts are recorded at the time the losses are determined to be probable and can be reasonably estimated.

Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. For long term contracts the accumulated gross profit, changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and accumulated gross profit in excess of billings," represents revenues recognized in excess of amounts billed on long term contracts. The liability "Contract billings in excess of costs and accumulated gross profit" represents billings in excess of revenues recognized on long term contracts.

Revenues from sales of new or used equipment is recorded when the product is shipped.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
The Company utilizes the allowance method for determining bad debts based upon management's evaluation of outstanding receivables. Where a bad debt is secured by a collateral interest in equipment sold to the customer, the allowance is equal to the difference between the amount due from the customer and the cost or net realizable value of the collateral, which ever is less.

INVENTORIES:
Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. Inventoried costs are reduced to the lower of cost or market by charging costs in excess of estimated net realizable value to cost of goods sold.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT POLICIES: (Continued)
- --------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are recorded at cost. The cost of self-constructed assets include material, direct labor and overhead expenses. Betterments and extraordinary repairs that extend the useful life or functionality of an asset are capitalized, other repairs and maintenane charges are expensed as incurred. Depreciation and amortization are provided in amounts sufficient to amortize the cost of depreciable assets over their estiamted useful lives on a straight-line basis.

The estimated useful lives of the principal classes of assets are as follows:

The estimated useful lives of the principal classes of assets are as follows:

        Buildings                                10 to 40 years
        Machinery and
          equipment                               3 to 20 years
        Equipment of capital leases               3 to  5 years

GOODWILL:
The excess of the purchase price over net assets acquired by BAM have been recorded as goodwill. Goodwill is being amortized on a straight line basis over a period of twenty years. Amortization was $9,935 and $ 0 for the years ended May 31, 1996 and 1995, respectively.

DEFERRED FINANCING COSTS:
Costs incurred with the origination of financing have been capitalized and are being amortized over the term of the related debt. Loan origination costs, which amount to $237,895 include discount fees, legal fees and brokerage fees. Any remaining balance in Deferred Financing Costs related to a specific debt is written off in the period such debt is refinanced or becomes due. Amortization expenses on the deferred financing costs equalled $46,086 for the year ended May 31, 1996.

RIGHTS OFFERING COSTS:
Professional fees incurred in connection with a Stock Rights Offering being undertaken by the Company have been capitalized and will be offset against the proceeds obtained from the offering. If in a period it is determined the Rights Offering will not be successful, the Company will write-off the capitalized costs against income in such period.

EARNINGS (LOSS) PER COMMON SHARE:
The computation of earnings or loss per share in each period is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. When dilutive, stock options and warrants are included as common share equivalents using the treasury stock method. For primary earnings per share, the Company is using the average market price for its common stock. For fully diluted earnings per share, the Company is using the average market price for the year ended May 31, 1996. For the year ended May 31, 1995, the company used the market price at May 31, 1995 because the price was higher than the average.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES:
The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Temporary differences primarily result from different book and tax methods of accounting for contracts, depreciation, and tax deductibility differences related to accrued bad debts, vacation, payroll, deferred compensation and legal settlements.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
- --------------------------------------------------------------------------------

CASH EQUIVALENTS:
The Company considers investments with original maturities of three months or less to be cash equivalents.

ENVIRONMENTAL COSTS:
The  Company  is  subject  to  certain   environmental   laws  and  regulations.
Environmental costs that relate to past or present operations are charged to operations in the year identified.

PROSPECTIVE ACCOUNTING CHANGES:
In 1995, the FASB issued SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires the Company to evaluate the recoverability of long-lived assets, if facts and circumstances indicate possible impairment. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow is required.

In 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation", which describes a method of accounting for stock compensation plans that is based on the fair value of employee stock options and similar equity instruments. The method is in contrast to that described in APB 25, which is based on the intrinsic value of equity instruments. The Company is permitted to continue using the method of accounting described in APB 25, but is required to disclose proforma net income and earnings per share, determined as if the fair value method of FASB 123 had been used to measure compensation cost.

Both of these pronouncements become effective for the Company's financial statements for fiscal year ending May 31, 1997. The Company believes that the future adoption of these pronouncements will not have a significant impact on results of operations or financial position.

RECLASSIFICATION:
Certain items for the year ended May 31, 1995 have been reclassified to conform with the 1996 presentation.

- --------------------------------------------------------------------------------
NOTE 2  -  ACCOUNTS RECEIVABLE:
- --------------------------------------------------------------------------------

Accounts receivable are comprised of the following at May 31, 1996:

      Billed (net of allowance
        for doubtful accounts of $124,951)                   2,118,318
      Unbilled receivables                                     469,171
      Retention on contracts                                    63,330
                                                            ----------
                                                            $2,650,819
                                                            ==========

The three most common contract billing methods are as follows:

1.    Actual progress billings based on pre-established milestones,

2. Actual billings based on the Company's agreement with the respective customer,

3.    Billing when the job or equipment is shipped.

Unbilled receivables represent revenues earned on contracts accounted for on the completed contract method not billed by the Company at May 31, 1996.

The accounts receivable retention balances are pursuant to the retention provisions in long-term contracts and are due and payable to the Company upon contract completion and/or customer acceptance of merchandise. All of the retentions are expected to be collected within the next fiscal year.

In May 1996, a customer that owes the Company $575,000 sought protection under the Canadian Bankruptcy & Insolvency Act. The Company has a security interest in the equipment it sold to the customer related to this accounts receivable. In addition, UPE, a related party and the supplier of certain equipment to the Company sold to this customer, has agreed to a chargeback equal to one half of the actual loss on this bad debt. The Company has included in its allowance for doubtful accounts one half of the difference between the accounts receivable balance and the cost of the equipment expected to be recovered. It is possible that the actual loss on this receivable may exceed the amounts received by the Company.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 3 - LONG-TERM CONTRACTS:
- --------------------------------------------------------------------------------

At May 31, 1996, costs, estimated earnings, and billings on uncompleted long-term contracts accounted for on the percentage of completion method are summarized as follows:


Costs incurred on long term  contracts                           $4,966,732
Estimated earnings                                                3,175,235
                                                          --------------------
                                                                  8,141,967
Less billings to date                                            (7,182,818)
                                                          --------------------
                                                                $   959,149
                                                          ====================

These amounts are included in the accompanying balance sheet under the following captions:
    Contract costs in excess of billings
      and accumulated gross profit on
      long term contracts                                        $1,269,655
    Billings in excess of costs and
      accumulated gross profit on
      long term contracts                                          (310,506)
                                                          --------------------

                                                                $   959,149
                                                          ====================

- --------------------------------------------------------------------------------
NOTE 4 - INVENTORIES:
- --------------------------------------------------------------------------------

The components of inventories are comprised of the following at May 31, 1996:

      Finished goods                                          $3,531,673
      Raw materials and components                               169,197
      Work in process                                          1,591,679
                                                              ----------
                                                               5,292,549
      Less amount classified as a
        long-term asset                                        2,203,142
                                                              ----------

                                                              $3,089,407
                                                              ==========

At May 31, 1996, the Company's finished goods inventories consist of new and used processing equipment for resale. The processing equipment is specialized with a limited customer base. Based upon management's experience, 40% of the finished goods inventory will not sell within one year. As a result, the company has classified as a non-current asset that portion of the inventory that is not expected to sell within one year. The Company is in the process of attempting to sell these items and management believes no loss will be incurred upon the disposition or sale of the finished goods inventories.

The Company provides for the write-down of specific raw material and finished goods inventory to net realizable value. Such write-downs approximated $39,800 and $88,000 for the years ended May 31, 1996 and 1995, respectively. In addition, for the year ended May 31, 1996 the company has established a reserve for inventory writedowns of approximatley $64,500. While management believes the Company is carrying inventories at net realizable value, no estimate can be made of a range of possible loss should the Company be unable to sell the inventories.

Work in process consists of costs (including materials, direct labor and overhead) incurred on equipment in the process of being manufactured for resale or incurred on short term contracts that are in process and accounted for on the completed contract method.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 5  -  PROPERTY, PLANT AND EQUIPMENT:
- --------------------------------------------------------------------------------

At May 31, 1996, property, plant and equipment consist of the following:

Land                                                               $  348,250
Buildings                                                           1,306,827
Machinery and equipment                                             7,281,151
Equipment under capital lease                                         108,093
Construction in progress                                              275,159
                                                                   ----------
                                                                    9,319,480
Less accumulated depreciation and amortization                      6,977,215
                                                                    ---------
Property, plant and equipment, net of accumulated depreciation
                                                                   $2,342,265
                                                                   ==========

Depreciation and amortization expense on property, plant and equipment is as follows:

                                            YEAR ENDED MAY 31,
                                           1996           1995
                                      -------------- ---------------

Depreciation of buildings, machinery
  and equipment                             $319,614       $282,965

Amortization of equipment
  under capital leases                        14,318          4,803
                                      -------------- ---------------

                                            $333,932       $287,768
                                      ============== ===============

- --------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
- --------------------------------------------------------------------------------

At May 31, 1996, accrued liabilities consist of the following:

Salaries and wages                                $322,769
Current portion of deferred compensation           102,588
Postretirement obligation (health insurance)        24,110
Other                                              185,918
                                                  --------

                                                  $635,385
                                                  ========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 7  -  LEASE COMMITMENTS:
- --------------------------------------------------------------------------------

The Company leases a manufacturing facility in Knoxville, Tennessee which is treated as an operating lease. The lease is due to expire on September 30, 2000 with two consecutive three year renewal options. Under the terms of the lease, the Company's annual rent is $99,810, payable in monthly installments, with 3% annual increases.

In addition to the base annual rent, the Company is responsible for the payment of property taxes and other operating expenses.

The Company also leases certain equipment and automobiles which have been classified as operating leases for financial statement purposes.


The following table represents expenses under these operating leases for the respective periods:

                                  YEAR ENDED MAY 31,
                              1996                     1995
                    ------------------------ ------------------------

Lease Expense               $80,810                 $ 11,154
                    ======================== ========================

At May 31, 1996, the future minimum lease payments on these operating leases are as follows:
                      YEAR ENDED MAY 31,
                      ------------------
                            1997                    $146,914
                            1998                     121,579
                            1999                     113,760
                            2000                     116,996
                            2001                      37,402
                                                    --------

                                                    $536,651
                                                    ========

- --------------------------------------------------------------------------------
NOTE 8 - LONG-TERM DEBT:
- --------------------------------------------------------------------------------

At May 31, 1996, long-term debt consists of the following:

Line of credit - CIT                              $1,760,459
Note payable - Sterling Commercial Capital         1,477,192
Note payable - Harrisburg Authority                  857,180
Note payable - CIT                                   666,667
Capital lease obligations                             99,848
Note payable - Former corporate legal counsel         24,357
Note payable - Other                                  15,450
                                                  ----------
                                                   4,901,153
Less current maturities                             (307,389)
                                                  ----------

                                                  $4,593,764
                                                  ==========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 8  -  LONG-TERM DEBT: (Continued)
- --------------------------------------------------------------------------------

NOTE PAYABLE - G.E. CAPITAL:
On July 16, 1995, the Company prepaid its note payable from G. E. Capital The Company did not incur any prepayment penalties in connection with this payoff.

NOTE PAYABLE - STERLING COMMERCIAL CAPITAL, INC., FIRST WALL STREET SBIC, L.P., AND INTEREQUITY CAPITAL PARTNERS, L.P.:
In July 1995, the Company signed a $1.5 million, five year, first mortgage loan (the Mortgage) with Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and InterEquity Capital Partners, L.P. The mortgage is payable in equal monthly installments of $20,229 including interest at 14.25% commencing September 1, 1995 with a final principal balloon payment of $1,290,317 due August 1, 2000.

The loan is collateralized by a first mortgage lien on real estate owned by the Company and substantially all other Company owned assets, subject only to a first lien on the assets (excluding real estate) in favor of CIT Group/Credit Finance, Inc. All debts owed by the Company to the directors and executive officers are subordinated to the repayment of the loan. U.P.E. Inc. agreed to:

      1) Provide a limited guarantee for up to $350,000 of the mortgage payable.
      2) Subordinate all of its outstanding receivables or other extensions of the credit due from the Company to the mortgage.

The Company granted warrants to the three-party lending group to purchase up to 40,000 shares of the Company's stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted.

NOTE PAYABLE - CIT GROUP/CREDIT FINANCE, INC. In July 1995 the Company signed a five year $5 million maximum credit facility including an $800,000 term loan from CIT Group/Credit Finance, Inc. secured by a third lien position (behind the three party lending group referenced above and the Harrisburg Sewerage Authority Judgment) on Company owned real estate and a first lien on substantially all other wned assets of the Company. In addition, U.P.E. has agreed to purchase certain of the Company's used equipment inventory in the event the Company defaults on the loan or certain other specified events occur. The credit facility is for three years and is automatically renewed for an additional two years so long as it is not terminated by either party. The credit facility includes:

      1) An $800,000 term loan requiring $13,333 monthly principal plus interest at prime plus 3% from August 1, 1995 through July 1, 2000.
      2) A line of credit against a percentage of eligible inventory not to exceed $4,000,000 in the aggregate. The line of credit is payable interest only at prime plus 3% until the line of credit is due in full. At May 31, 1996 $1,760,459 is outstanding under the line.
      3) Advances against other eligible collateral not to exceed the unused balance of the line of credit.

The Company granted warrants to the CIT Group/Credit Finance, Inc. to purchase 50,000 (2.65%) shares of the Company's stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted.

NOTE PAYABLE - FORMER CORPORATE LEGAL COUNSEL:
The Company's former legal counsel agreed during 1993 to settle obligations owed to them by the Company for a down payment of $6,518 and a $175,000 non-interest bearing note from the Company. The Company discounted this obligation using its incremental borrowing rate of 10.5%. The remaining obligation on the note is payable in monthly installments of $5,000, which includes principal and interest, through October 15, 1996.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 8  -  LONG-TERM DEBT: (Continued)
- --------------------------------------------------------------------------------

NOTE PAYABLE - HARRISBURG AUTHORITY:
In November 1995, as part of a settlement agreement between the Company and The Harrisburg Authority, the Company executed a $1,200,000 note payable to the Harrisburg Authority. The Harrisburg Authority has a second lien on the Company's owned real estate. The note's remaining principal payment provisions at May 31, 1996 are as follows:

      1) Payable in equal monthly installments of $7,258, including interest discounted at 10.5% due the first day of each month through November 1, 1999.
      2) The balance of $603,000 will be paid from 50% of the proceeds from the sale of certain machinery or equipment included in U.P.E.'s inventory and certain equipment co-owned by U.P.E. and the Company. U.P.E. is a related party of the Company and agreed to serve as guarantor and surety for the Company on this obligation. (See Note
            17)
      3) The settlement agreement requires principal balances referenced in 1 and 2 above which are unpaid on March 1, 1998 to accrue 3% simple interest compounded annually through February 28, 1999. Principal balances unpaid on March 1, 1999 through November 1, 1999 accrue 6% simple interest compounded annually. On November 1, 1999, all unpaid balances of principal and accrued interest are due and payable to the Harrisburg Authority.

At May 31, 1996 long-term debt maturities are as follows:

    YEAR ENDED MAY 31,
    ------------------
           1997                        $   305,877
           1998                            298,266
           1999                            312,820
           2000                            883,394
           2001                          1,340,337
                                       -----------

                                       $ 3,140,694
                                       ===========

CAPITAL LEASE OBLIGATIONS:
The Company acquired certain equipment under the provisions of leases that have been capitalized for financial statement purposes. The following is a schedule by years of future minimum lease payments together with the present value of the net minimum lease payments as of May 31, 1996.

         YEAR ENDING MAY 31,
- ----------------------------------------------------------
           1997                          $  33,710
           1998                             33,098
           1999                             30,039
           2000                             23,663
           2001                              8,363
                                         ---------
Minimum lease payments                     128,873
Less amount representing interest           29,025
                                         =========
Present value of minimum
  lease payment                          $  99,848
                                         =========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 9  -  INCOME TAXES:
- --------------------------------------------------------------------------------

The components of the Company's deferred tax assets and liabilities are as follows:

                                                       MAY 31,
                                               1996               1995
                                        ------------------- ------------------
Deferred Tax Assets:
  Bad debt reserve                      $        66,000     $        51,000
  Inventory basis difference                     27,000               6,000
  Net operating loss
    carryforwards                             1,440,000           1,285,000
  Tax credits                                   119,000             121,000
  Lawsuit settlement                            191,000             240,000
  Deferred compensation
    and retirement benefit                      333,000             242,000
  Other                                          70,000              66,000
                                        ------------------- ------------------
    Total Gross Deferred
      Tax Asset                               2,246,000           2,011,000
  Valuation allowance                        (2,014,000)         (1,782,000)
                                        ------------------- ------------------
    Total Deferred Tax Asset                    232,000             229,000
Deferred Tax Liability:
  Property, plant and
    equipment                                  (232,000)           (229,000)
                                        =================== ==================
Net Deferred Tax Asset
  (Liability)                           $           -       $          -
                                        =================== ==================

The assumed rates used were as follows:
                                               1996               1995
                                        ------------------- ------------------
Federal                                         25%                 15%
State                                           10%                 10%

The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred tax liabilities and, as a result, the Company has not recorded any liability or asset for deferred taxes as of May 31, 1996 and 1995. The valuation allowance on the deferred assets increased by $232,000 during the year ended May 31, 1996.

For the year ended May 31, 1996, the Company utilized net operating loss carryforwards totalling $702,000 and $500,000 for federal and state income taxes, respectively.

For the year ended May 31, 1995 the Company had a loss for income tax purposes of approximately $160,000. The tax expense for the year ended May 31, 1995 related to minimum taxes for the Company and its' subsidiaries.

At May 31, 1996, the Company has approximately $4.7 million of unused federal net operating losses and $119,000 of unused federal investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they will expire during the years ended May 31, 1997 through 2002. In addition, at May 31, 1996, the Company has unused state net operating loss carryforwards of approximately $2.7 million that expire in May 1997 and 1998.

The provision for domestic income taxes is as follows:


                                     -----------------------------------------
                                            YEAR                 YEAR
                                           ENDED                ENDED
                                        MAY 31,1996          MAY 31, 1995
                                     ------------------- ---------------------
Current:
  State                                     $36,000              $1,105
                                     ------------------- ---------------------

The statutory federal income tax rate is reconciled to the Company's effective income tax rate as follows:

                                                YEAR ENDED MAY 31,
                                             1996                 1995
                                      -------------------- -------------------
Statutory federal income
  tax rate                                    25%                 15%
Change in deferred asset
  valuation reserve                          (25%)               (15%)
                                      -------------------- -------------------
Effective income tax rate                     0%                   0%
                                      ==================== ===================


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 10 -  DEFERRED COMPENSATION PLANS:
- --------------------------------------------------------------------------------

The Company has two unfunded nonqualified deferred compensation plans for certain employees which provide for 10-15 year payouts of annual retirement benefits equal to 20% of the pre-retirement salary of employees. The benefits become fully vested upon the employees' retirement from the Company. The plans provide for benefits to be paid to beneficiaries of retirees who have passed away and had unpaid vested benefits at the time of their death. The Company funds the plans' annual benefit payments with proceeds from life insurance contracts and operating cash.

PLAN 1:
The "Professional Executive Incentive Plan" is accounted for in accordance with Accounting Principles Board (APB) Statement No. 12. At May 31, 1996, the Company has an accrued liability of $88,419 relating to its unfunded obligation. Net periodic income related to this deferred compensation plan, primarily due to change in estimates was as follows:

                     YEAR ENDED MAY 31,
                 1996                    1995
       ------------------------ -----------------------

               $(22,898)               $(4,259)
       ======================== =======================

The unfunded obligations were discounted using the following discount rates:

                     YEAR ENDED MAY 31,
                1996                     1995
       ------------------------ -----------------------

                 8%                       7%
       ======================== =======================

PLAN 2:
The "Retirement Income Security Plan" is a noncontributory plan and covers eligible plan participants not covered by Plan 1. During the year ended May 31, 1995, the Company notified all active employees covered by this plan that they will no longer be eligible for the plan. Instead, the Company has agreed to fund a portion of the active employees accrued benefit obligation to a 401(k) plan.

Net periodic expense for the "Retirement Income Security Plan" in accordance with FAS No. 87 is as follows:

                                              1996               1995
                                        ------------------ -----------------

Service cost                                 $   -            $    7,126
Interest expense                                54,983            70,832
Transition obligation
  amortization                                  33,378            33,378
Prior service cost and
  amortization of gain                          (9,521)           (9,490)
                                        ------------------ -----------------

                                             $  78,840        $  101,846
                                        ================== =================
Weighted average
  discount rate                                 8%                 8%
                                        ================== =================

The following table sets forth the funded status and amounts recognized for the "Retirement Income Security Plan" in the Company's consolidated balance sheet at May 31, 1996.

Actuarial present value of benefit obligations:

     Accumulated benefit obligation                              $657,948
                                                                 ========

     Projected benefit obligations                               $657,948
     Plan assets at estimated fair value                                -
                                                                 --------
     Excess of projected benefit obligation over plan assets      657,948
     Unrecognized gain                                            149,338
     Unamortized net obligation at adoption which is being
       amortized over 15 years                                   (386,624)
                                                                 --------

     Accrued pension expense                                     $420,662
                                                                 ========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 11  -  PENSION AND RETIREMENT PLANS:
- --------------------------------------------------------------------------------

The Company maintains two noncontributory defined benefit retirement plans, covering substantially all hourly employees subject to a collective bargaining agreement. The plans require benefits to be paid to eligible employees at retirement based primarily on years of service and a fixed compensation formula. For the plan year beginning January 1, 1995, the plan was amended to no longer require the Company to accrue future service benefits. The transition obligations are being amortized over a twelve year term for one plan and a thirty year term for the other plan. The Company funds the plan, at a minimum, based upon the statutory amounts required under ERISA.

Net periodic pension expense includes the following components:

                                                         YEAR ENDED MAY 31,
                                                         1996           1995
                                                      ---------      ---------
Service cost                                          $    --        $  17,543
Interest cost on projected benefit obligation           222,918        216,629
Actual return on plan assets                           (502,310)      (240,995)
Amortization of transition obligation                    54,901         54,901
Net amortization and deferral                           341,675         75,372
                                                      ---------      ---------

                                                      $ 117,184      $ 123,450
                                                      =========      =========

Weighted average discount rate assumed
  in determining the actuarial present value
  of the projected benefit obligation                      8%             8%
                                                      =========      =========

Expected long-term return on plan assets                   8%             8%
                                                      =========      =========

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet for its defined benefit plans. Plan assets are stated at fair value and are comprised primarily of common stock and corporate bonds.

                                                             MAY 31, 1996
                                                             -------------
Actuarial present value of benefit obligations:

  Vested benefit obligation                                    $2,852,955
                                                             =============

  Accumulated benefit obligation                               $2,852,955
                                                             =============

  Projected benefit obligations                                $2,852,955

  Plan assets at estimated fair value                           2,497,745
                                                             -------------

  Excess of projected benefit obligation over plan assets         355,210

  Unrecognized net gain and prior service cost                    463,965

  Unamortized net obligation at adoption                         (399,633)
                                                             -------------

  Accrued pension expense                                      $  419,542
                                                             =============

401(K) PLAN:
During the year ended May 31, 1995, the Company adopted a 401(k) plan for all eligible employees. Employees can contribute at their discretion up to 15% of compensation. The Company matches 25% of the employees contribution to a maximum contribution of 1 1/2% of compensation. The plan is funded at the end of the calendar year. At May 31, 1996 approximately $20,000 of employer contributions were due to the plan. The 401K expense was $64,407 for the year ended May 31, 1996.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 12  - POSTRETIREMENT BENEFIT PLANS:
- --------------------------------------------------------------------------------

The Company provides certain employees postretirement health care and life insurance benefits. Postretirement health care and life insurance benefits are provided to salaried employees who retired prior to August 1, 1992. The Company provides postretirement health care benefits upon retirement to eligible hourly employees in accordance with the Company's collective bargaining agreement. Postretirement life insurance benefits are also available to eligible hourly employees. Employees are eligible for postretirement benefits upon reaching certain ages or completing certain years of service. The Company does not fund its future obligations for postretirement benefits in advance.

MEDICAL BENEFITS: The Company utilizes Financial Accounting Standard No. 106 (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the accrual of the expected future cost of providing these benefits during the years the employees render the necessary service. The Company elected to recognize the transition obligation associated with unfunded health insurance benefits over a 20-year period. The following table presents the Company's postretirement medical benefit expense:

                                  YEAR ENDED MAY 31,
                                  1996           1995
                             -----------------------------
  Service cost               $    6,158          $  5,702
  Interest cost                  90,712            83,993
  Amortization
    of transition
    obligation                   58,295            58,295
  Expected
    contributions
    from retirees              (131,055)          (97,248)
                             -----------------------------
                             $   24,110          $ 50,742
                             =============================
Discount rate                      7%                  7%
                             =============================
Medical trend rate             13.5%                 13.5%
                             =======                ======

The Company's accumulated postretirement medical benefit obligation at May 31, 1996 is as follows:

    Active plan participants                                $    135,111
    Retirees                                                   1,160,777
                                                            ------------
                                                               1,295,888
Plan assets                                                           -
                                                            ------------
Accumulated postretirement benefit
  obligation in excess of plan assets                         $1,295,888
Unrecognized transition obligation
  and net gain                                                 1,271,778
                                                            ------------
Accrued medical postretirement liability                    $     24,110
                                                            ============

The effect of raising health care cost trend rates 1% for each future year would increase the accumulated benfit obligation by appoximately $130,000 and increase the aggregate service and interest cost components of net periodic post retirement health care benefit costs by approximately $16,000.

LIFE INSURANCE: Term life insurance in the face amount of $3,000 is provided to salaried retirees. Term life insurance in the face amount of $10,000 is provided to salaried executive retirees. Salaried employees and executives who retired subsequent to August 1992 are not eligible for these postretirement life insurance benefits. Term life insurance in face amounts ranging from $1,250 to $2,500 is provided to retired hourly employees.

The Company's actuary calculated the net present value of unfunded postretirement life insurance obligations to be provided in the future to approximately 130 active and retired employees at May 31, 1996. The following table presents accumulated postretirement life insurance benefit obligations at May 31, 1996:

Active hourly employees                         $   8,514
Inactive hourly & salaried
  employees                                       110,128
                                                ---------
                                                $ 118,642
                                                ---------
Accumulated postretirement
  benefit obligation in excess
  of plan assets                                $ 118,642
Unrecognized transition obligation                105,877
                                                ---------
Accrued life insurance post-
  retirement liability                          $  12,765
                                                =========

Net periodic postretirement life insurance expense for premiums paid for hourly and salaried retirees is as follows.

                            YEAR ENDED MAY 31,
                     1996                      1995
           -------------------------- -----------------------
                    $2,241                    $2,284
           ========================== =======================

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 13  -  STOCK OPTIONS:
- --------------------------------------------------------------------------------

PLAN 1:
On June 2, 1989, the Board of Directors of the Company adopted The Bethlehem Corporation "1989 Equity Incentive Plan" which was approved by the stockholders on May 11, 1990. The plan provides that the Board of Directors may grant incentive or nonqualified common stock options to officers, directors, consultants and employees of the Company for the purchase of up to 150,000 shares of the Company's common stock. Incentive stock options may be granted only to employees pursuant to the plan and Board established performance criteria. Options expire one month after employees terminate employment but in no case later than ten years after the date of grant.

The Company's Board of Directors granted options to officers and key employees with an exercise price of $2.50 per share. The following table summarizes certain key points of the plan at:

                                                MAY 31,           MAY 31,
                                                 1996               1995
                                           ------------------ -----------------
a)  Options outstanding                            25,000            42,500
b)  Options available for
       granting                                   125,000           107,500
c)  Persons holding options                             4                 7

PLAN 2:
During 1991, the "Equity Incentive Plan" for Directors was approved and provides that each of the Company's directors receive nonqualified stock options to purchase 10,000 shares of common stock of the Company.

The Company's common shares subject to options under the "Equity Incentive Plan" (the Plan) may not exceed 130,000 shares in the aggregate and 10,000 shares for any one director. The Plan provided the following: (i) each director of the Company on March 21, 1991 receive common stock options for 10,000 shares, and
(ii) each director elected after March 21, 1991 be granted common stock options for 10,000 shares under the Plan. The exercise price of each option granted under the Plan shall be the greater of $3.15 per share or 100% of the fair market value of a share of the Company's common stock on the date the option is granted. The Plan is not limited in duration. The following table summarizes certain key points of the plan at:

                                                 MAY 31,          MAY 31,
                                                  1996              1995
                                            ----------------- -----------------
a)  Options outstanding                          100,000           100,000
b)  Options available for
         granting                                 30,000            30,000
c)  Directors holding options                         10                10


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 13  -  STOCK OPTIONS: (Continued)
- --------------------------------------------------------------------------------

PLAN 3:
During 1995, the stockholders approved the "1994 Stock Option Plan". The Plan provides for the granting of non-qualified and incentive stock options and stock appreciation rights equal to the greater of 400,000 shares or 8% of common stock issued and outstanding, to certain officers, non-employee directors and key employees of the Company and its subsidiaries. The Board of Directors may at its discretion determine the key employees eligible to participate in the plan. The Board has granted options to twenty-one employees. The maximum number of shares that may be granted to one person pursuant to the Plan is 250,000 shares. The 1994 Stock Option Plan provides that options are to be granted at an exercise price of at least fair market value at the date of the grant. Options covered by Plan 4, vest ratably over a three year period, however, if there is a change in control, the options become fully vested. The Plan provides for directors of the Company, elected after December 1, 1994 to receive 10,000 options if they do not receive options under Plan 2. Also, continuing directors of the Company are entitled to options to acquire 500 shares annually. Also, the aggregate fair market value (determined as of the date an option is granted) of the shares with respect to which incentive stock options are exercisable by any single employee during any calendar year cannot exceed $100,000. The options are nontransferable and the Plan expires December 23, 2004. The following table summarizes certain key points of the plan:

                                                   MAY 31,
                                           1996              1995
                                     ----------------- -----------------
a)  Options outstanding                   400,000           250,000
b)  Options available for
        granting                                -           150,000
c)  Persons holding
       options                                 21                 1

OTHER OPTIONS:
During 1996, the Board of Directors appoved and issued an additional 683,000 of stock options outside of any existing plan to the Company's Chairman, a former Company Chairman, a Director of the Company, a former Director of the Company and a consultant for the Company and U.P.E. All of the options were granted at an exercise price equal to the fair market value at the date of the grant. The following is a summary of the options issued:

          NUMBER OF OPTIONS              OPTION EXERCISE PRICE
          -----------------              ---------------------
                 303,000                         $1.8125
                  30,000                         $2.1875
                 350,000                         $1.8125


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 14  -  COMMITMENTS AND CONTINGENCIES:
- --------------------------------------------------------------------------------

A. In response to a lawsuit initiated by the Company against Denver Equipment Company, Inc. and its successor Svedala Industries, Inc. ("Denver"), Denver filed a counter claim against the company in July 1995. The Counterclaim alleged that the Company initiated and has continued the litigation against Denver for the purpose of suppressing lawful competition which has resulted in expenses incurred by Denver of not less than $20,000 and asks the Court for an award in favor of Denver in an amount not less than $20,000. This matter, along with the Company's lawsuit, was settled in full in November 1995.

B. The Company has a wholly owned subsidiary which is currently inactive that is named Federal Boiler Company (FBC). FBC was named as a defendant in fifty-one lawsuits in which it was sued for asbestos related reasons stemming from FBC's sales of the boilers it manufactured for use in industry and government. The Company successfully obtained summary judgments in thirty-seven of the fifty-one cases, and legal counsel is filing summary judgment motions for the remaining cases.

      The Company believes the courts will grant FBC summary judgments on these cases on the following grounds:

      1. The lawsuits were wrongfully asserted against FBC as FBC did not manufacture the boilers in question.
      2.    FBC did not use asbestos in the manufacture of its products.
      3. None of the plaintiffs were exposed to FBC's products or, if they were exposed to an FBC product, then FBC's product legally could not have caused their injuries.

      The Company believes that even if summary judgments are not granted in favor of the Company, the Company does not appear to be exposed to a risk of significant damage awards. Accordingly, no provision has been made for any loss from these lawsuits in the accompanying financial statements.

C. The Company is a party to a proposed settlement in United States v. Charles Chrin et. al. The matter involved an action to obtain site cleanup and reimbursement of costs at the Industrial Lane Landfill Superfund site. The Company elected to join the proposed settlement in order to eliminate the possibility of any future potential liability connected with this site. The settlement is under review by the court. While the Company does not believe that it is responsible for any of the problems or costs associated with the cleanup, it has disposed of waste at the site. The Company accrued $55,000 at May 31, 1995 , which was subsequently paid to a settlement fund during fiscal 1996. The Company is uncertain of its ultimate liability, if any, relating to this case.

D. In May 1996, a complaint was filed alleging that the plaintiff sustained injuries in the course of providing maintenance on a piece of equipment manufactured by the Company in 1979-80. The suit seeks damages in an unspecified amount.

      While the Company is still investigating this matter, it appears that the equipment was relocated by the plaintiff's employer from a plant in Virginia to a facility in Reading, PA. Moreover, it appears that the equipment had been substantially modified, by others, prior to plaintiff's injury and that those modifications may have defeated the safety features designed and installed by the Company prior to shipment of the equipment. The Company is also investigating insurance coverages that were in place for the appropriate periods involved.

      The Company intends to vigorously defend this matter and can not determine the likelihood of success by the plantiff or even if successful, the amount of damage, if any, that would be awarded.

E. At May 31, 1996, the Company is not aware of any other material pending or threatened litigation or other environmental claims which have not been remedied, disclosed or accrued at May 31, 1996.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 15  -  RELATED PARTY TRANSACTIONS:
- --------------------------------------------------------------------------------

      Ronald Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of Universal Process Equipment (U.P.E.), a corporation which is a stockholder of the Company. U.P.E. and or Ronald and Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company.

      On September 9, 1992, the Company and U.P.E. entered into an agreement for the foreign production of the Company's dryer equipment. This agreement provides for payment to the Company of fees for design drawings and a license fee for sales of equipment manufactured in the Eastern Block countries of Europe. The Company earned a $35,500 royalty for the year ended May 31, 1995 related to sales of products covered by the agreement.

      On November 28, 1995, the Company and U.P.E. entered into a sales and marketing agreement whereby U.P.E. will market certain used equipment owned by the Company. As consideration for its services, U.P.E. will receive from the Company 50% of the net selling price (defined as the sales price less the cost of the equipment) plus 1/2 of the sales commission paid by U.P.E. to its sales people. The agreement provides that U.P.E. will pay the Company any interest it will be required to pay on the original acquisition of the inventory from its supplier.

      During May 1996, the Company received a $310,000 advance from U.P.E. This advance had no formal terms and was repaid in June and August 1996.

      The related party receivables and payables are derived in the normal course of business activities and are included in the accompanying balance sheet as follows:

                                                   MAY 31, 1996
                                            ----------------------------
                                              ACCOUNTS       ACCOUNTS
                                             RECEIVABLE       PAYABLE
                                              (RELATED       (RELATED
                                               PARTIES)       PARTIES)
                                            ----------------------------
a.    U.P.E. (Owned by  Ronald
        & Jan Gale through
        Universal Baling &
        Processing, Inc.
        U.P.E'.s parent)                    $1,439,643        $1,748,568
b.    Universal Envirogenics, Inc.
        (U.E.I.) (80% owned by
        U.P.E.)                                145,724            24,000
c.    Universal Industrial
        Refrigeration, Inc. (U.I.R.)
        (80% owned by Ronald &
         Jan Gale)                                   -           105,181
d.    R. Simon Dryers, Ltd.
        (Directors are Ronald &
        Jan Gale)                              109,343           231,321
e.    Employees, Directors and
        Other Affiliates                           340            85,430
                                            ----------------------------

                                            $1,695,050        $2,194,500
                                            ============================


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 15  -  RELATED PARTY TRANSACTIONS: (Continued)
- --------------------------------------------------------------------------------

Since the amounts are in the ordinary course of business, management expects to collect and repay the amounts within one year.

The approximate total revenues derived from related party sales were as follows:

                                      YEAR ENDED MAY 31,
                                    1996               1995
                             ------------------- ------------------
U.P.E.                          $   977,000          $2,450,000
U.E.I.                              132,000                   -
                             ------------------- ------------------
                                 $1,109,000          $2,450,000
                             =================== ==================

The Company purchases equipment and services from U.P.E. and its affiliates. These purchases total approximately 8% and 10% of the total cost of goods sold for the year ended May 31, 1996 and 1995, respectively.

In November 1993, the Company and Harrisburg Authority settled a lawsuit for $1,300,000 based upon negotiations between the Company, U.P.E. and the Harrisburg Authority. Under the terms of the settlement agreement, U.P.E. agreed to serve as a guarantor and surety for the obligation. In addition, U.P.E. agreed to pay up to $650,000 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and U.P.E. During the year ended May 31, 1995, proceeds from sales under this agreement of $47,000 were used to reduce the payable to Harrisburg. The $47,000 is included in Accounts Payable-related parties. Pursuant to the settlement agreement, the Company granted stock options to U.P.E. These options provide that at U.P.E.'s discretion, the Company will issue additional shares of common stock to U.P.E. in exchange for payments made by U.P.E. on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing U.P.E. in cash. U.P.E. may make payments (without prior approval of the Company) on the outstanding amounts due to Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by U.P.E., the Company will not be obligated to issue more than 1,450,000 shares to U.P.E. for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each $1.00 in payment made by U.P.E., up to a total of 450,000 shares in exchange for a total of $150,000 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by U.P.E. up to a total of 1,000,000 additional shares in exchange for a total of $750,000 in additional payments. As of May 31, 1996, no options have been exercised by U.P.E. under this plan.

In addition, the Board of Directors approved and issued 350,000 stock options to U.P.E. in March, 1996 for consideration of U.P.E.'s guarantees on the CIT debt. As of May 31, 1996 none of these options have been excercised by U.P.E. The options were granted at an exercise price of $1.825, the fair market value of the stock on the date of the grant.

In July 1995, U.P.E exchanged used equipment inventory to the Company for $1 of consideration. The Company recorded the transaction as contribution to paid in capital in an amount equal to U.P.E.'s cost ($208,548), which is less than the inventories net realizable value.

In March 1996, the Board authorized the Company to issue 300,000 shares of common stock in exchange for used equipment inventory. As of September 4, 1996, the inventory has not been exchanged and the stock has not been issued.

In connection with U.P.E.'s assistance in the acquisition of the assets of the American Furnace Division and the introduction of the Tower Filter Press line, the Company entered into a three year profit sharing arrangement with U.P.E. expiring May 1999. Under this arrangement U.P.E. is entitled to receive 25% of net pre-tax profits from these business units.

- --------------------------------------------------------------------------------
NOTE 16  -  CONCENTRATION OF CREDIT RISK:
- --------------------------------------------------------------------------------

TRADE ACCOUNTS RECEIVABLE:
The Company designs, manufacturers sells and services a product line of capital equipment used to process materials for a variety of industrial applications primarily in the United States. In addition, the Company operates a production facility that fabricates machines and assembles equipment to customers specifications. In connection with these activities, the Company grants credit to its customers. At May 31, 1996, the Company's accounts receivable (excluding related parties) include a concentration of two customer balances which represent 31% of the accounts receivable outstanding (excluding related parties).

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 17  -  EMPLOYMENT CONTRACTS:
- --------------------------------------------------------------------------------

The Company entered into employment contracts with several members of its management team resulting in future purchase commitments for services as follows:

               YEAR ENDED MAY 31,
                     1997                       330,000
                     1998                       141,000
                     1999                       156,000
                                             ----------

                                               $627,000
                                             ----------

- --------------------------------------------------------------------------------
NOTE 18  -  MAJOR CUSTOMERS AND EXPORT SALES:
- --------------------------------------------------------------------------------

For the years ended May 31, 1996 and 1995, customers with 10% or more of the Company's sales are as follows:

                              YEAR ENDED MAY 31,
      CUSTOMER              1996              1995
- ------------------------------------------------------------
         A                   30%                -
         B                    -                13%
         C                    -                10%
         D                    -                12%
         E                    -                12%

For the years ended May 31, 1996 and 1995, export sales were as follows:

                              YEAR ENDED MAY 31,
      CUSTOMER              1996              1995
- ------------------------------------------------------------
   Israel                 $235,988           $        -
   Indonesia               210,792            1,780,920
   Japan                   204,099                    -
   Finland                 195,560                    -
   United Kingdom           70,562                    -
   Canada                   35,874            2,030,500
   Korea                         -              839,120
   Netherlands                   -               36,888
                      --------------------------------------

                          $952,875           $4,687,428
                      ======================================

- --------------------------------------------------------------------------------
NOTE 19  -  FUTURE OPERATIONS:
- --------------------------------------------------------------------------------

As reflected in the accompanying financial statements, liabilities exceed assets by approximately $1,324,185 at May 31, 1996. Furthermore, the Company continues to rely on extended terms from vendors in order to meet its cash flow shortfalls.

In May, 1996 the Company filed a Registration Statement with the SEC to initiate a Rights Offering to existing stockholders in order to raise additional capital. There can be no assurance that such offering will become effective, or even if it becomes effective, it will raise sufficient capital. U.P.E. has informed the Company of its intent to exercise its Rights under the offering (approximately 267,000 shares). The Company is also continuing to seek outside sources of financing when cost effective and appropriate. In addition, the Company has had net income for the past two consecutive fiscal years and management's 1997 forecast indicates continued positive trends for sales, earnings and cash flows.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 20  -  CASH FLOW STATEMENT DISCLOSURES:
- --------------------------------------------------------------------------------

                                                                       YEAR ENDED MAY 31,
                                                                        1996         1995
                                                                     ----------   ----------
A.  Cash paid for interest                                           $  593,155   $  256,285
                                                                     ==========   ==========

B.  Cash paid for income taxes                                       $  103,904   $     --
                                                                     ==========   ==========

C.  Non Cash Investing and Financing Activities:
      1.  Purchase of accounts receivable, machinery and
             equipment and goodwill from the American Furnace
             Division of the Third Millenium Corporation
             via issuance of common stock and assumption
             of accounts payable                                     $  446,683   $     --
                                                                     ==========   ==========

      2.  Equipment capitalized with corresponding
             increase to long-term debt and capital leases           $  101,589   $   33,009
                                                                     ==========   ==========
      3.  Balance of G.E. Capital Financing paid directly
             by Sterling Commercial Capital, Inc.                    $1,439,732   $     --
                                                                     ==========   ==========
      4. Receipt of used equipment  inventory form U.P.E with a
             corresponding  increase in additional paid in capital   $  208,548   $     --
                                                                     ==========   ==========

- --------------------------------------------------------------------------------
NOTE 21 - RESTATEMENT:
- --------------------------------------------------------------------------------

During the year ended May 31, 1996, the management of the consolidated company determined that certain legal fees totalling $125,000 capitalized during the year ended May 31, 1995 should have been expensed. Accordingly, the financial statements for the year ended May 31, 1995 have been restated to recognize these legal fees totalling $125,000 as an expense. As a result net income for the year ended May 31, 1995 has been restated from $229,694 to $104,654 (a reduction of $.04 per share).

- --------------------------------------------------------------------------------
NOTE 22  -  FAIR VALUE OF FINANCIAL INSTRUMENTS:
- --------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS:
The carrying amount approximates fair value because of the short-term maturities of these instruments.

LONG-TERM DEBT:
The fair value of the consolidated companys long-term debt (including current installments) is estimated based on current rates available to the company for similar debt of the same remaining maturities.

The estimated fair values of the corporation's financial instruments are as follows:

                                                          MAY 31, 1996
                                                CARRYING AMOUNT     FAIR VALUE
                                                ---------------   --------------
Financial Assets:
  Cash                                            $     18,976      $   18,976
Financial Liabilities:
  Long-term debt (including current portion)         4,901,153       4,901,153


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

- --------------------------------------------------------------------------------
NOTE 23  -  BUSINESS COMBINATION:
- --------------------------------------------------------------------------------

On November 28, 1995, the Company acquired certain assets of the American Furnace Division of Third Millenium Products, Inc. pursuant to the terms of an Asset Purchase Agreement. The business combination is being accounted for utilizing the purchase method of accounting. Results of operations are included in the accompanying statement of income as of November 28, 1995.

Pursuant to the agreement, the Company purchased certain accounts receivables, customer contracts, machinery and equipment and goodwill (including customer lists and a covenant not to compete.) The purchase price of $446,683, was comprised of 50,000 shares of the Company's common stock valued at approximately $3.08 per share on the date of closing and the assumption of certain liabilities. The allocation of the purchase price to the acquired assets are as follows:

    Accounts receivable             $  29,289
    Machinery and equipment            20,000
    Goodwill                          397,394
                                    ---------
                                     $446,683
                                    =========


================================================================================
                                                                            F-28