Form 10KSB/A
period 1996-05-31
BETHLEHEM CORP
filed 1996-09-30
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended May 31, 1996.

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


              Pennsylvania                                24-0525900
- ---------------------------------------                -------------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)




25th and Lennox Streets, Easton, Pennsylvania              18045-0348
- ----------------------------------------------         ------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

       TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED

Common Stock, no par value                      American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/. No. / /.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:  $18,078,000.

As of August 29, 1996, 1,938,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,995,452 based on the average of the bid (1.9375) and asked ($2.00) prices on that date of $1.9688.

                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors are elected at the Annual Meeting of the Stockholders of the Company and each director elected holds office until his successor is elected and qualified. The Board currently consists of eight members. The stockholders vote at the Annual Meeting for the election of directors. There are no family relationships among any directors or executive officers of the Company, except that directors Jan Gale and Ronald H. Gale are brothers.

         The names of the directors, together with certain information regarding them, are as follows:

                                                          YEAR
                                                          FIRST       YEAR TERM
                                                          BECAME A    WILL
NAME                  AGE       PRINCIPAL OCCUPATION      DIRECTOR    EXPIRE
- ----                  ---       --------------------      --------    ------

Salvatore J. Zizza     50    Chairman of The Lehigh         1995        1996
                             Group: a public company
                             that is listed on the New
                             York Stock Exchange which
                             has a subsidiary in the
                             distribution of electrical
                             products and until 1991
                             included major interior
                             construction, asbestos
                             abatement and heavy
                             equipment manufacturing.

Alan H. Silverstein    47    President and Chief            1994        1997
                             Executive Officer of the
                             Company since December
                             1995; President and Chief
                             Operating Officer of the
                             Company since February 1994
                             to November 1995; from 1991
                             to present,  President
                             of Earth Environmental
                             Services, Inc., a presently
                             inactive solid waste
                             remediation  firm  and
                             developer of solid waste
                             co-generation projects;
                             from July 1992 to February
                             1994, President of Universal
                             Envirogenics,  Inc., a
                             rebuilder   of  industrial
                             gas plants.

James L. Leuthe        54    Chairman of the Board of       1976        1997
                             Directors from 1977 until
                             1995; President and Chief
                             Executive Officer of the
                             Company February 1979 to
                             November 1983; Chief
                             Executive Officer from
                             November 1983 to December
                             1995, and a Director since
                             1976; Chairman of the Board
                             of First Lehigh
                             Corporation, a bank holding
                             company, since 1982.

Jan P. Gale            42    Vice President since 1978      1991        1996
                             of UPE, an international
                             supplier of complete
                             process plants and
                             equipment and manufacturer
                             of new equipment in the
                             United States and Europe.

Ronald H. Gale         45    President and Chief            1990        1996
                             Executive  Officer  of
                             UPE since 1978.

Harold Bogatz          58    Vice President and General     1995        1996
                             Counsel of UPE since 1987.

O. Karl Dieckmann      83    Investment manager and         1960        1997
                             consultant, retired for at
                             least the past five years.

B. Ord Houston         83    Secretary of the Company       1976        1996
                             from June 1983 until 1995,
                             otherwise retired for at
                             least the last five years;
                             held various positions with
                             the Company since 1966,
                             most recently as Executive
                             Vice President.

EXECUTIVE OFFICERS

         Certain information about the executive officers of the Company who are not also directors of the Company is as follows:


                                          POSITION(S) HELD WITH REGISTRANT
NAME                          AGE         AND BUSINESS EXPERIENCE
- ----                          ---         -----------------------

Antoinette L. Martin           38         Vice President and Chief Financial
                                          Officer of the Company since October
                                          1994; Acting Treasurer of the Company
                                          from January to September 1994;
                                          Controller of the Company since
                                          February 1992; Accounting Manager of
                                          the Company from June 1988 to February
                                          1992.

Anthony A. Chiarella           48         Vice President of Manufacturing of the
                                          Company since October 1994;  Plant
                                          Manager of the Company from January
                                          1994 to September 1994; consultant to
                                          the Company from November to December
                                          1993.  Formerly with DeDietrich USA
                                          Inc. from June 1987 to September 1993
                                          as operations manager, plant manager
                                          and Vice President of Operations.

Clarence T. Lind               59         Vice President of Sales, Marketing and
                                          Technology of the Company since
                                          December 1995;  Manager of Sales and
                                          marketing of the Company from June to
                                          December 1995.  Formerly with the Hull
                                          Corporation from 1986 to 1995 as Vice
                                          President of Sales and Marketing.

Linda J. Wright                46         Vice President of Administration of
                                          the Company since December 1995;
                                          Executive of the Company with
                                          responsibility for administration and
                                          acquisitions from June 1995 to
                                          December 1995.  Formerly with Ryan
                                          McGinn, Inc., a Washington, D.C.
                                          public affairs firm, from 1991 to June
                                          1995 as Vice President and Bankstar,
                                          NA as President and CEO from 1988 to
                                          1990.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater then 10% shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Form 3 Initial Statement of Beneficial Ownership of Securities for each of Anthony Chiarella and Antoinette L. Martin was filed late. Both Mr. Chiarella and Ms. Martin became Reporting Persons on September 29, 1994 and the Form 3 for each of them was filed on January 10, 1996.

         One Form 4 Statement of Change in Beneficial Ownership of Securities for Alan H. Silverstein relating to the grant of options to purchase 10,000 shares to Mr. Silverstein pursuant to the Company's Directors' Stock Option Plan ("Directors Option Plan") was filed late. Mr. Silverstein was granted the options on April 12, 1994 and the Form 4 was filed on January 10, 1996.

Item 10.   EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by the Company for services rendered during the year ended December 31, 1993, during the five month transition period ended May 31, 1994 and the fiscal years ended May 31, 1995 and May 31, 1996 to the Company's Chief Executive Officer and to each of the Company's executive officers whose total salary and bonus exceeded $100,000 during the fiscal year ended May 31, 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                     LONG TERM COMPENSATION
                        ----------------------------------------           --------------------------------------------------

                                                                                                         STOCK           ALL OTHER
NAME AND PRINCIPAL                                                              OTHER ANNUAL            OPTION            COMPEN-
POSITION                    YEAR             SALARY            BONUS          COMPENSATION(S)           AWARDS           SATION(1)
- --------                    ----             ------            -----          ---------------           ------           ---------
James L. Leuthe             1996               --               --                   --                   --                 $672
Former Chairman and
Chief Executive
Officer(2)

Alan H. Silverstein         1996            118,655            46,850             7,295(4)               --                11,925
President and Chief         1995            110,000            30,698             5,472(4)               --                11,925
Executive Officer(5)        1994(3)          36,667             --                1,824(4)            260,000                 224

Clarence T. Lind            1996             90,000            26,350             4,369(4)             20,000                 672
Vice President of
Sales, Marketing and
Technology(6)


(1)      Represents life insurance premiums paid by the Company.

(2) Mr. Leuthe was not compensated for his services during the Company's fiscal year ended December 31, 1993, the transition period ended May 31, 1994, the Company's fiscal year ended May 31, 1995 or the Company's fiscal year ended May 31, 1996. Mr. Leuthe resigned as Chairman of the Board and Chief Executive Officer on December 12, 1995.

(3) Includes compensation received during the transition period January 1 to May 31, 1994.

(4) Includes lease payments and cost of insurance made by the Company with respect to use of an automobile.

(5) Mr. Silverstein was elected President and Chief Operating Officer of the Company in February 1994. Prior to that time, Mr. Silverstein served as a consultant to the Company. Mr. Silverstein was appointed Chief Executive Officer of the Company on December 12, 1995.

(6) Mr. Lind was elected Vice President of Sales, Marketing and Technology of the Company on December 12, 1995.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended May 31, 1996 under the Company's stock option plans to the Named Executive Officers.

                                    Number of              Percentage of
                                    Securities             Total Options
                                    Underlying             Granted to             Per Share
Name                                Options Granted        Employees              Exercise Price          Expiration Date
- ----------------------------------------------------------------------------------------------------------------------------
Clarence T. Lind                         5,000                  3.3%                  $2.50                 12/21/05
                                        15,000                 10.0%                  $2.00                 03/27/06

AGGREGATED FISCAL YEAR-END OPTIONS

     The following table sets forth certain information regarding unexercised stock options held by each of the named executive officers as of May 31, 1996. No stock options were exercised by any such officer during the fiscal year ended May 31, 1996.

                    Aggregated Fiscal Year-End Option Values


                          Number of Unexercised        Value of Unexercised
                           Options at May 31,         in-the-money options at
                                   1996                   May 31, 1996(1)

                        Exercisable/                  Exercisable/
NAME                    UNEXERCISABLE                 UNEXERCISABLE

Alan H. Silverstein     260,000/0                     405,625/0

Clarence T. Lind        0/20,000                      0/8,700


(1) On May 31, 1996, the last reported sales price of the Company's Common Stock, as reported by the American Stock Exchange, was $2.56 per share.

COMPENSATION OF DIRECTORS

         Directors are not compensated for their services as a director but are entitled to reimbursement of expenses incurred in connection with their attendance at all meetings.

         The Company maintains the Directors Option Plan for Directors. Under the Directors Option Plan: (i) each person who was a director of the Company on March 21, 1991 received an option for 10,000 shares under the Directors Option Plan and (ii) each individual who became a director of the Company after March 21, 1991 and prior to December 12, 1995 was granted an option for 10,000 shares. The exercise price of each option granted under the Directors Option Plan is the greater of $3.15 per share or 100% of the fair market value of a share of the Company's Common Stock on the date the option is granted. No option granted under the Directors Option Plan may be exercised during the six months after its grant; thereafter, the option becomes exercisable in full. Options are not assignable. No option may be exercised after six years from the date of grant.

         Directors Salvatore Zizza and Harold Bogatz, who first became directors on December 12, 1995, were granted an option for 10,000 shares on December 12, 1995 pursuant to the 1994 Stock Option Plan. Also, Directors Dieckman, Houston,
R. Gale, J. Gale and Leuthe were granted an option for 500 shares on December 12, 1995 pursuant to the 1994 Stock Option Plan. The option granted was at $2.875 per share, the fair market value on that date. No option granted under the 1994 Stock Option Plan may be exercised during the six months after its grant; thereafter these options become exercisable as to 33-1/3 percent of the Shares covered by the Option on the first anniversary of the date the Option was granted and as to an additional 33-1/3 percent of the shares covered by the Option on each of the following two (2) anniversaries of such date of grant.

EMPLOYMENT AGREEMENTS

         Mr. Alan Silverstein, President and Chief Executive Officer, is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement is $110,000 increasing to $165,000 in the fifth year. Mr. Silverstein is entitled to a quarterly bonus based on the earnings of the Company, with a minimum guaranteed bonus for the first 18 months of $30,000.

         Mr. Salvatore J. Zizza, Chairman of the Board of the Company, renders certain financial advisory services under an agreement with the Company. See "Certain Transactions," Item 12 of this report.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

         The following table sets forth, as of September 16, 1996, information regarding all persons who are known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.


                                                                  PERCENT OF
NAME AND ADDRESS OF                SHARES OWNED                   OUTSTANDING
BENEFICIAL OWNER                   BENEFICIALLY                   SHARES(1)
- ----------------                   ------------                   ---------

James L. Leuthe                          348,791(1)                   16.8%
25th & Lennox Streets
Easton, PA  18045

Universal Process                      2,181,600(2)(3)(4)             58.4
Equipment, Inc.
P.O. Box 338
Roosevelt, NJ  08555

Robert F. Bacigalupo                      50,901(5)                    7.7
2433 S. Oakley Avenue
Chicago, IL 60608

(1) Of this total, 52,281 shares are owned by Nikki, Inc., a corporation in which Mr. Leuthe is an officer, director and the sole stockholder, 161,343 shares are owned by Mr. Leuthe, 10,000 shares are purchasable by Mr. Leuthe upon exercise of options granted under the Directors Option Plan, 167 shares are purchasable upon exercise of options granted under the 1994 Stock Option Plan and 125,000 shares are purchasable pursuant to an option granted by the Company on March 26, 1996. This total does not include 640 shares owned by Mr. Leuthe's children, of which he disclaims beneficial ownership.

(2) Includes 1,450,000 shares issuable pursuant to an option granted to UPE by the Company on December 22, 1993 and 350,000 shares issuable pursuant to an option granted to UPE by the Company on March 26, 1996.

(3) According to information provided to the Company by UPE, Ronald H. Gale and Jan Gale are officers, directors and principal stockholders of UPE, and each may be deemed to beneficially own the shares owned by UPE. In addition to shares they beneficially own through UPE, Ronald H. Gale individually owns 72,000 shares of Common Stock and has the right to purchase 10,000 shares upon the exercise of options granted under the Directors Option Plan and options to purchase 167 shares granted pursuant to the 1994 Stock Option Plan. Jan Gale individually owns 70,000 shares and has the right to purchase 10,000 shares upon the exercise of options granted under the Directors Option Plan and options to purchase 167 shares granted pursuant to the 1994 Stock Option Plan. Each individual disclaims beneficial ownership of the shares individually owned by the other.

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

BENEFICIAL OWNERSHIP BY MANAGEMENT AND DIRECTORS

         The following table sets forth, as of September 16, 1996, information regarding the ownership of the outstanding Common Stock of the Company for each director and each Named Executive Officer and all directors and executive officers of the Company as a group.



Name of Beneficial                      Shares Owned      Percent of
Owner                                   Beneficially      Outstanding Shares
- ------------------------------------    -------------     -------------------

James L. Leuthe(1)(2)                         348,791          16.8%

Alan H. Silverstein (3)                        93,334           4.6

O. Karl Dieckmann (2)                          42,853           2.2

Ronald H. Gale (2) (4)                      2,263,767          60.4

Jan Gale (2) (4)                            2,261,767          60.3

B. Ord Houston (2)                             20,032           1.0

Salvatore J. Zizza (5)                        178,334           8.4

Harold Bogatz (6)                               3,334            *

Clarence T. Lind                                4,000            *

All directors and executive                 3,034,612          72.4%
officers as a group (12 persons)

- ------------------
*        Less than 1.0%.

(1) Reference is made to "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(2) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the 1991 Directors Option Plan and options to purchase 167 shares granted pursuant to the 1994 Stock Option Plan.

(3) Consists of 83,334 shares issuable pursuant to options granted under the terms of the 1994 Stock Option Plan and 10,000 shares issuable pursuant to options granted under the Directors Option Plan exercisable within 60 days of the date hereof.

(4) Includes 2,181,600 shares beneficially owned by UPE, in which the individual is an officer, director and principal shareholder. See "Security Ownership of Certain Beneficial Owners and Management - Holders of More Than Five Percent Beneficial Ownership."

(5) Consists of shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the 1994 Stock Option Plan and 175,000 shares issuable pursuant to an option granted by the Company on March 26, 1996 exercisable within 60 days of the date hereof.

(6) Consists of shares issuable pursuant to options exercisable within 60 days of the date hereof pursuant to the terms of the 1994 Stock Option Plan.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CERTAIN TRANSACTIONS

         Ronald H. Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of UPE, a corporation which is a stockholder of the Company. UPE and/or Ronald H. Gale and/or Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company. UPE and related entities purchased processing equipment manufactured by the Company as well as utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties were $1.1 million for the fiscal year ended May 31, 1996 and $2.4 million for the fiscal year ended May 31, 1995. The terms of such sales were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

         On December 22, 1993, UPE was granted 300,000 shares of the Company's Common Stock and an option to purchase an additional 1,450,000 shares pursuant to an agreement (the "UPE Agreement") between the Company and UPE. Such stock was granted in consideration of UPE's (1) services in structuring and negotiating a settlement agreement among The Harrisburg Authority ("Harrisburg"), the Company and UPE with respect to a judgment in the amount of $2,127,071 which Harrisburg had obtained against the Company; (ii) payments on behalf of the Company to Harrisburg under the settlement agreement; (iii) providing a guaranty of and surety for the Company's full and timely payment to Harrisburg of $650,000 in specified installments; and (iv) granting to Harrisburg security interests in certain equipment held for sale by UPE and in a percentage of the proceeds from the sale of such equipment in the ordinary course of UPE's business. The 300,000 shares issued to UPE were valued by the Company at $.75 per share, or a total of $225,000. Such shares were issued because it was the belief of UPE and the Company that, without such settlement, the Company would be forced to declare bankruptcy, particularly since UPE and the Company did not believe that the Company could receive financing from another entity. The Company and UPE also considered the cost of a bankruptcy proceeding and the likelihood that the Company would survive a Chapter 11 proceeding.

         The options to purchase 1,450,000 shares were granted in exchange for payments made by UPE on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing UPE in cash. The rates of exchange are as follows: three (3) shares issued for each $1.00 in payment made by UPE, up to a total of option to purchase 450,000 shares in exchange for a total of $150,000 in payments, and after such total of $450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by UPE up to a total of options to purchase 1,000,000 additional shares in exchange for a total of $750,000 in additional payments.

         On March 26, 1996, the Company issued an option to purchase 350,000 shares of Common Stock to UPE. The option is exercisable beginning October 1, 1996 for a period of ten years from the date of the grant at an exercise price of $1.8125. Such an option was issued in consideration of guarantees of new sources of financing from the CIT Group and Sterling Commercial Capital in July 1995.

         The Board of Directors has authorized the issuance of 350,000 shares of the Company's Common Stock to UPE in consideration for a fifty percent interest in certain resale inventory. The inventory has a retail sales value in excess of $1,500,000 and consists of filtration, drying and other process equipment. The specific inventory is currently being catalogued and the shares of Common Stock will be issued once the cataloguing is complete. The Company will work jointly with UPE on the marketing and selling of this inventory.

         As of June 1, 1996 the Company begins a three year profit sharing arrangement with UPE. This arrangement was agreed upon as consideration for
UPE's role in identifying, introducing, screening and negotiating the acquisition of the assets of the American Furnace Division of Third Millennium Products, Inc. by BAM and their role in originating, negotiating, developing and assisting in the marketing of the Tower Filter Press product line. Under this arrangement which expires in May, 1999, UPE is entitled to receive 25% of the net pre-tax profits of BAM and the Tower Filter Press product line.

         Beginning in July 1993 through January 1994, Alan H. Silverstein was retained as a consultant to the Company. In that capacity he played a key advisory role in the structure and negotiation of the final settlement agreement with the Harrisburg Authority and the resolution of several other potential litigation matters. Mr. Silverstein was paid $69,939 in consulting fees and expenses for services during that time.

         The Company and Salvatore J. Zizza, Chairman of the Board of the Company, are parties to an agreement under which Mr. Zizza renders certain financial advisory services, including those relating to proposed mergers and acquisitions and equity and debt financing, and relations with the financial community and investors. Mr. Zizza receives compensation in the amount of $60,000 per annum.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    THE BETHLEHEM CORPORATION


Dated: September 25, 1996                           By:/s/ Alan H. Silverstein
                                                       -----------------------
                                                           Alan H. Silverstein
                                                           President and Chief
                                                           Executive Officer