Form 10QSB
period 1996-08-31
BETHLEHEM CORP
filed 1996-10-21
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996
                         (First Quarter of fiscal 1997)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from      to
                                                      -----   -----

                           Commission File No. 1-4676

                                        *

                            THE BETHLEHEM CORPORATION

        Incorporated in PENNSYLVANIA        I.R.S. Employer I.D. No. 24-0525900

                             25th and Lennox Streets
                                  P. O. Box 348
                              Easton, PA 18044-0348

                            Telephone: (610) 258-7111

                                       *

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X                         NO
                      -----                         -----
                                        *
Number of shares outstanding of the issuer's classes of common stock as of August 31, 1996: 1,938,520.

Number of pages in this report:
                               -----

                                   FORM 10-QSB

                                      INDEX


PART I.  Financial Information:                                         Page No.

                  Consolidated Balance Sheet August 31, 1996 ..............    3

                  Consolidated Statement of Operations three months ended
                  August 31, 1996 and 1995 ................................    5

                  Consolidated Statement of Cash Flows
                  three Months ended August 31, 1996 and 1995 .............    6

                  Notes to Financial Statements ...........................    7

                  Management's Discussion and Analysis or Plan of
                  Operation ...............................................    8


PART II. Other Information:

                  Legal Proceedings .......................................   13

                  Exhibits and Reports on Form 8-K ........................   13

                  Signatures ..............................................   14

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1996
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................      $     13
  Accounts receivable (Net of allowance for doubtful
    accounts of $137,000) .......................................         3,845
  Costs and accumulated gross profit in excess of
    billings on long-term contracts .............................         1,868
  Inventories* ..................................................         2,579
  Prepaid expenses and other current assets .....................           177
                                                                       --------

    Total Current Assets ........................................         8,482

PROPERTY, PLANT AND EQUIPMENT:
  At cost .......................................................         9,364
  Less accumulated depreciation .................................         7,060
                                                                       --------
    Net Property, Plant and Equipment ...........................         2,304

OTHER ASSETS:
  Goodwill (Net of $15,000 of accumulated amortization) .........           382
  Deferred financing costs ......................................           178
  Inventories, net of current ...................................         2,203
  Intangible pension and deferred compensation plan
    assets ......................................................           173
  Other .........................................................           204
                                                                       --------
    Total Other Assets ..........................................         3,140

      TOTAL ASSETS ..............................................      $ 13,926

*Inventories consist of the following:
   Finished goods ...............................................         3,425
   Raw materials & components ...................................           202
   Work in process (net of $269 advanced from
      customers) ................................................         1,238
   Less allowance for write down to estimate
      net realizable value ......................................           (83)
                                                                       --------
                                                                          4,782
   Less amount classified as a long term asset ..................        (2,203)
                                                                       --------
                                                                          2,579

See accompanying notes to financial statements.

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1996
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ........................        $    296
  Accounts payable ............................................           6,383
  Accrued liabilities .........................................             732
  Advances on contracts in excess
    of costs ..................................................             483
  Notes Payable - Related Party ...............................             250
                                                                       --------

    Total Current Liabilities .................................           8,144

Other Liabilities:
Accounts payable - long term ..................................           1,360
Long-term debt - net of current maturities ....................           4,493
Deferred compensation and other pension
  liabilities .................................................           1,051
                                                                       --------

    Total Long Term Liabilities ...............................           6,904


STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares
    without par value; none issued or
    outstanding ...............................................               0
  Common stock - authorized, 20,000,000 shares
    without par value, stated value of $.50
    per share; issued 1,938,520 shares ........................             969
  Additional paid-in capital ..................................           4,932
  Accumulated deficit .........................................          (7,023)


  Less treasury stock, at cost, 12 shares .....................               0
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY ....................................          (1,122)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................          13,926

See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                          Three months ended August 31
                                 (in thousands)
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                                                        1996           1995
                                                     -----------    -----------

NET REVENUES .....................................   $     4,003    $     2,966
    Cost of Goods Sold ...........................         2,758          2,121
                                                     -----------    -----------
    Gross Profit .................................         1,245            845

Selling and administrative expenses:
    Selling ......................................           298            235
    Administrative ...............................           635            469
                                                     -----------    -----------
                                                             933            704

Operating profit/loss ............................           312            141

Other income/(Expenses):
    Interest expense .............................          (127)           (60)
    Other income - (expense) .....................            16            (15)
    Interest income ..............................             1              0
                                                     -----------    -----------
                                                            (110)           (75)
Income/loss from operations before provision
   for income taxes ..............................           202             66
(Provision)Benefit for income taxes ..............             0              0
                                                     -----------    -----------

NET INCOME/(LOSS) ................................           202             66
                                                     ===========    ===========


EARNINGS(LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:
    Primary ......................................           .06            .02
    Assuming Full Dilution .......................           .06            .02

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
    Primary ......................................     3,288,991      3,125,846

    Fully Diluted ................................     3,301,283      3,150,606

See accompanying notes to financial statements.

        THE BETHLEHEM CORPORATION--CONSOLIDATED STATEMENT OF CASH FLOWS
                          Three Months ended August 31
                                 (in thousands)
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                                                               1996       1995
                                                             -------    -------

Cash flows provided by (used for)
 operating activities ....................................   $   211    $(1,260)

Cash flows (used for)investing activities: ...............       (45)       (70)

Cash flows provided by (used for) financing activities: ..      (172)     1,236

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ..............        (6)       (94)

Cash and cash equivalents,
  beginning of period ....................................        19        151

Cash and cash equivalents,
  at end of period .......................................        13         57
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

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1997. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the year ending May 31, 1997.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
YEAR TO DATE COMPARISON

         Revenues of $4,003,000 for the first quarter fiscal 1997 represent an increase of 35% over the first quarter fiscal 1996 level of $2,966,000. The primary reason for the increase in revenues was the increase in orders received which is attributed to expansion in the chemical process industry. A portion of the increase in revenues during the first quarter of fiscal 1997 resulted from major contracts that were entered into in fiscal 1996 in the Company's Heat Transfer Process Unit. Additionally, several major contracts for products were recorded by the Company during the first quarter of fiscal 1997 in both the Heat Transfer Process Unit and the Rebuild/Remanufacture Unit. The Company's largest customers accounted for 27% and 19% of the Company's revenues during the first quarter of fiscal 1997.

         Gross profit equaled $1,245,000 (31% of net revenues) for the first quarter of fiscal 1997 compared to a gross profit of $845,000 (28% of net revenues) for the first quarter of fiscal 1996. The increase in gross profit was attributable to increased revenues in the Company's proprietary product lines and in the Company's Rebuild/Remanufacture Unit. This represents a continuation of the trend toward a slightly higher gross profit margin, in certain business units, which began in fiscal 1996.

         Backlog as of August 31, 1996 was $9,843,000 compared to backlog of $4,472,000 at August 31, 1995. New orders received by the Company equaled

$3,382,000 for the first quarter of fiscal 1997 compared to new orders of $3,995,000 for the first quarter of fiscal 1996, including new orders from related parties of $133,000 and $72,000 respectively.

         The Company reported operating income of $312,000 or (8% of net revenues) for the first quarter of fiscal 1997 compared to operating income of $141,000 or (5% of net revenues) for the first quarter of fiscal 1996. Selling and administrative expenses decreased as a percentage of net revenues for the first quarter of fiscal 1997 to 23% or $933,000 as compared to 24% or $704,000 for the first quarter of fiscal 1996. Selling and administrative expenses for the first quarter of fiscal 1997 reflect expenses incurred at Bethlehem Advanced Materials Corporation ("BAM") which began operations in November, 1995. Other expenses equaled $110,000 for the first quarter of fiscal 1997 compared to $75,000 for the first quarter of fiscal 1996. The increase in other expenses was primarily the result of increased interest expense incurred on a restructured real estate mortgage loan and the secured term loan and line of credit obtained in July, 1995. Net income for the first quarter of fiscal 1997 equaled $202,000 or (5% of net revenues) compared to net income of $66,000 or (2% of net revenues) for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities equaled $211,000 for the first quarter of fiscal 1997 compared to net cash used for operating activities for the first quarter of fiscal 1996 of $1,260,000.

         During the first quarter of fiscal 1997, the Company's accounts receivable and accounts payable decreased. The decrease in accounts receivable was due to the timely receipt of milestone and progress payments on several major contracts. The decrease in accounts payable was a result of payments made to suppliers for major materials purchases. Currently the Company is delinquent with respect to certain accounts payable. In some instances, the Company has negotiated new payment terms. If the Company's working capital position does not improve, the Company's delinquencies with its accounts payable could adversely affect the Company's future ability to structure favorable terms in the purchase of materials and services.

         Cash flow used for financing activities equaled $172,000 for the first quarter of fiscal 1997 compared to cash flow provided by financing activities for the first quarter of fiscal 1996 of $1,236,000. During the first quarter of fiscal 1996, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders including a $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital

Partners, L.P. and a three year $5 Million maximum line of credit and term loan facility from The CIT Group/Credit Finance, Inc., secured by a third lien position on Company owned real estate and a first lien on substantially all other owned assets of the Company.

         Capital expenditures were $45,000 during the first quarter of fiscal 1997 compared to $70,000 for the first quarter of fiscal 1996. If the Company receives sufficient net proceeds in a proposed distribution of transferable subscription rights to its shareholders to purchase additional shares of Common Stock (the "Rights Offering"), the Company intends to continue to renovate its one-story office building and laboratory. The Company also intends to purchase laboratory equipment and a management information system/network. Additional capital expenditures will be dependent upon whether the Company engages in significant expansion opportunities.

         From time to time in the ordinary course of business, Universal Process Equipment, Inc. ("UPE") advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. During May 1996, the Company received a $310,000 advance from UPE. This advance was repaid in June and August 1996. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of October 15, 1996, these two advances remain outstanding.

         The Company believes that cash generated from existing business, new orders and sales of used equipment, together with the anticipated net proceeds of the Rights Offering , if any, will be sufficient to meet operating requirements through the fiscal year ending May 31, 1997. In the event that the Company's operations were to expand significantly, the Company is unable to consumate the Rights Offering or the Company were to desire to make further acquisitions, further external sources of financing would be required. While the Company believes that such financing would be available to it, there can be no assurance in this regard.

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but not limited to, the Company's proprietary rights, environmental considerations and its ability to obtain contracts in the future. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                           Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits: Exhibit 27

         There were no reports on Form 8-K filed for the three months ended August 31, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE BETHLEHEM CORPORATION

                                            /s/ Alan H. Silverstein
                                            ------------------------------
                                            Alan H. Silverstein
                                            President, Director and
                                            Chief Executive Officer


                                            /s Antoinette L. Martin
                                            ------------------------------
                                            Antoinette L. Martin
                                            Vice President, Finance
                                            (Principal Financial and
                                            Accounting Officer)


Date:  October 21, 1996