Form 10QSB
period 1996-11-30
BETHLEHEM CORP
filed 1997-01-21
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996
                            (2nd Quarter fiscal 1997)

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

               YES   X                             NO
                                        *
Number of shares outstanding of the issuer's classes of common stock as of November 30, 1996: 1,938,520.

Number of pages in this report:  11

                                   FORM 10-QSB

                                      INDEX



PART I.   Financial Information:                                        Page No.

          Consolidated Balance Sheet November 30, 1996..................   2

          Consolidated Statement of Operations three months ended
          November 30, 1996 and 1995 (unaudited)........................   4

          Consolidated Statement of Operations six  months ended
          November 30, 1996 and 1995 (unaudited)........................   5

          Consolidated Statement of Cash Flow six months ended
          November 30, 1996 and 1995 (unaudited)........................   6

          Notes to Consolidated Interim
          Financial Statements..........................................   7

          Management's Discussion and Analysis or Plan of
          Operation.....................................................   8


PART II.  Other Information:

          Legal Proceedings.............................................  10

          Exhibits and Reports on Form 8-K..............................  10

          Signatures....................................................  12

                         Part I - FINANCIAL INFORMATION

               ITEM 1 - FINANCIAL STATEMENTS

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                November 30, 1996
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................      $     52
  Accounts receivable (net of allowance for doubtful
            accounts of $219,000) ...............................         3,609
  Costs and accumulated gross profit in excess of
            billings on long-term contracts .....................         2,632
  Inventories* ..................................................         2,061
  Prepaid expenses and other current assets .....................            50
                                                                       --------
            Total Current Assets ................................         8,404

PROPERTY, PLANT AND EQUIPMENT:
  At cost .......................................................         9,447
  Less accumulated depreciation .................................         7,149
                                                                       --------
            Net Property, Plant and Equipment ...................         2,298

OTHER ASSETS:
  Goodwill (net of $20,000 of accumulated amortization) .........           377
  Deferred financing costs ......................................           160
  Inventories, net of current ...................................         2,203
  Intangible pension and deferred compensation plan
            assets ..............................................           173
  Other .........................................................           204
                                                                       --------
            Total Other Assets ..................................         3,117

            TOTAL ASSETS ........................................      $ 13,819
                                                                       ========

*Inventories consist of the following:
   Finished goods ...............................................         3,313
   Raw materials & components ...................................           226
   Work in process (net of $ 194,000 advanced from
            customers) ..........................................           821
   Less allowance for write down to estimate
            net realizable value ................................           (96)
                                                                       --------
                                                                          4,264
   Less amount classified as a long term asset ..................        (2,203)
                                                                       --------
                                                                          2,061
                See accompanying notes to financial statements.

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                November 30, 1996
                                 (in thousands)
                                   (UNAUDITED)
                                   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .........................       $    282
  Accounts payable .............................................          5,728
  Accrued liabilities ..........................................          1,067
  Advances on contracts in excess
            of costs ...........................................            237
  Notes Payable - Related Party ................................            500
                                                                       --------

            Total Current Liabilities ..........................          7,814
                                                                       ========

Other Liabilities:
Accounts payable - long term ...................................          1,360
Long-term debt - net of current maturities .....................          4,582
Deferred compensation and other pension
  liabilities ..................................................          1,051

    Total Long Term Liabilities ................................       $  6,993
                                                                       ========

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares
            without par value; none issued or
            outstanding ........................................            -0-
  Common stock - authorized, 20,000,000 shares
            without par value, stated value of $.50
            per share; issued 1,938,520 shares .................            969
  Additional paid-in capital ...................................          4,932
  Accumulated deficit ..........................................         (6,889)

  Less treasury stock, at cost, 12 shares ......................            -0-
                                                                       --------
TOTAL STOCKHOLDERS' EQUITY .....................................           (988)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................       $ 13,819
                                                                       ========


            See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                         Three months ended November 30
                                 (in thousands)
                                    UNAUDITED
                                    ---------


                                                            1996           1995
                                                            ----           ----

NET REVENUES
    Cost of Goods Sold ...........................   $     4,740    $     3,906
    Gross Profit .................................         3,504          3,172
                                                     -----------    -----------
                                                           1,236            734
Selling and administrative expenses:
    Selling ......................................           295            263
    Administrative ...............................           619            408
                                                     -----------    -----------
                                                             914            671

Operating profit .................................           322             63

Other income/(Expenses):
    Interest expense .............................          (188)           (60)
    Other income - (expense) .....................           -0-             17
    Interest income ..............................           -0-              3
                                                     -----------    -----------
                                                            (188)           (40)
Income/loss from operations before provision
   for income taxes ..............................           134             23
(Provision)Benefit for income taxes ..............           -0-            -0-

NET INCOME .......................................   $       134    $        23
                                                     ===========    ===========

EARNINGS(LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:

    Primary ......................................          .042           .007
    Assuming Full Dilution .......................          .042           .007

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING::
    Primary ......................................     3,238,997      3,266,530
    Fully Diluted ................................     3,241,397      3,266,530


                See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                          Six months ended November 30
                                 (in thousands)
                                    UNAUDITED
                                    ---------


                                                           1996           1995
                                                           ----           ----

NET REVENUES
    Cost of Goods Sold ...........................   $     8,743    $     6,872
    Gross Profit .................................         6,262          5,293
                                                     -----------    -----------
                                                           2,481          1,579
Selling and administrative expenses:
    Selling ......................................           593            498
    Administrative ...............................         1,254            877
                                                     -----------    -----------
                                                           1,847          1,375

Operating profit .................................           634            204

Other income/(Expenses):
    Interest expense .............................          (315)          (120)
    Other income - (expense) .....................            16              2
    Interest income ..............................             1              3
                                                     -----------    -----------
                                                            (298)          (115)
Income/loss from operations before provision
   for income taxes ..............................           336             89
(Provision)Benefit for income taxes ..............           -0-            -0-

NET INCOME .......................................   $       336    $        89

EARNINGS(LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:

    Primary ......................................          .102           .028
    Assuming Full Dilution .......................          .102           .028

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
    Primary ......................................     3,319,773      3,206,642
    Fully Diluted ................................     3,329,828      3,226,754


                See accompanying notes to financial statements.

        THE BETHLEHEM CORPORATION--CONSOLIDATED STATEMENT OF CASH FLOWS
                          Six Months ended November 30
                                 (in thousands)
                                  (UNAUDITED)
                                  -----------




                                                               1996      1995
                                                               ----      ----

Cash flows provided by (used for)
 operating activities ....................................   $   (28)   $(1,982)

Cash flows (used for)investing activities: ...............       (92)       (29)

Cash flows provided by (used for) financing activities: ..       153      1,935
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        33        (76)
                                                             =======    =======

Cash and cash equivalents,
  beginning of period ....................................        19        151

Cash and cash equivalents,
  at end of period .......................................        52         75



                 See accompanying notes to financial statements.

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               --------------------------------------------------

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

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the fiscal year ending May 31, 1997.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

            Net revenues of $4,740,000 for the second quarter of fiscal 1997 represent an increase of 21% over the second quarter fiscal 1996 level of $3,906,000. Gross profit for the second quarter of fiscal 1997 was $1,236,000 or 26% of net revenues compared to gross profit of $734,000 or 19% of revenues for the same period last year. Net revenues of $8,743,000 for the first six months of fiscal 1997 represent an increase of 27% over the first six months of the fiscal 1996 level of $6,872,000. Gross profit for the first six months of fiscal 1997 equaled $2,481,000 or 28% of net revenues compared to gross profit of $1,579,000 or 23% of net revenues for the same period last year.

            The increase in net revenues was due to the receipt of several major contracts for equipment in the Company's Heat Transfer, and Filtration product lines, as well as in the Company's Rebuild business unit. The Company's Heat Transfer and Filtration product lines produced higher gross profit margins than those historically experienced . With respect to the Company's Rebuild Unit, the Company, over the last year, has begun to purchase and sell used process equipment as an adjunct to its new equipment and rebuild capabilities. Several of the orders recorded by the Company for the first six months of fiscal 1997 for the purchase of used equipment also called for the utilization of the Company's rebuild and remanufacturing capabilities. The gross profit margins recognized in this business unit were higher than gross profit margins recognized by the Company in prior periods in other business units.

            The Company's largest customers accounted for 27% and 11% of the Company's net revenues for the first six months of fiscal 1997.

            The Company reported operating income of $322,000 or 7% of net revenues for the second quarter fiscal 1997 compared to operating income of $63,000 or 2% of net revenues for the second quarter of fiscal 1996. Operating income for the first six months of fiscal 1997 equaled $634,000 or 7% of net revenues compared to operating income of $204,000 for the first six months of fiscal 1996 or 3% of net revenues. Selling and administrative expenses equaled $914,000 or 19% of net revenues for the second quarter of fiscal 1997 compared to $671,000 or 17% of net revenues for the second quarter of fiscal 1996. Selling and administrative expenses equaled $1,847,000 or 21% of net revenues for the first six months of fiscal 1997 compared to $1,375,000 or 20% of net revenues for the same period last year.

            Other expenses equaled $188,000 for the second quarter of fiscal 1997 compared to $40,000 for the second quarter of fiscal 1996. Net income for the second quarter of fiscal 1997 equaled $134,000 compared to $23,000 for the second quarter of fiscal 1996. Other expenses were $298,000 for the first six months of fiscal 1997 compared to $115,000 for the same period last year. The increase in other expenses was the result of increased interest expense incurred on the line of credit obtained by the Company in July, 1995, for increased inventory borrowing to support the growth of the Company's rebuild and remanufacture business unit. Net income for the first six months of fiscal 1997 equaled $336,000 compared to net income for the first six months of fiscal 1996 of $89,000.

            Backlog was $7,124,000 at November 30, 1996 compared to backlog of $12,101,000 at November 30,1995. Orders received for the second quarter of fiscal 1997 equaled $2,021,000 compared to orders received of $11,535,000 for the second quarter of fiscal 1996. Orders received for the first six months of fiscal 1997 equaled $6,016,000 compared to $15,530,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash flow used for operating activities equaled $28,000 for the first six months of fiscal 1997, compared to cash flow used for operating activities for the same period last year of $1,982,000.

            During the first six months of fiscal 1997, the Company's inventory and accounts payable decreased while accounts receivable increased. The increase in accounts receivable for the first six months of fiscal 1997 was due to increased sales volume. The decrease in accounts payable was a result of payments made to suppliers for major material purchases. Currently, the Company is delinquent with respect to certain accounts payable. In some instances, the Company has negotiated new payment terms. If the Company's working capital position does not improve, the Company's delinquencies with its accounts payable could adversely affect the Company's future ability to structure favorable terms in the purchase of materials and services.

            Cash flow provided by financing activities equaled $153,000 for the first six months of fiscal 1997 compared to cash flow provided by financing activities for the first six months of fiscal 1996 of $1,935,000. During the first quarter of fiscal 1996, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders including a $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. and a three year $5 million maximum line of credit and term loan facility from The CIT Group/Credit Finance, Inc., secured by a third lien position on Company owned real estate and a first lien on substantially all other owned assets of the Company.

            Capital expenditures were $128,000 for the first six months of fiscal 1997 compared to $29,000 for the same period in fiscal 1996. If the Company receives sufficient net proceeds in a proposed distribution of transferable subscription rights to its shareholders to purchase additional shares of Common Stock (the "Rights Offering"), the Company intends to continue to renovate its one-story office building and laboratory. The Company also intends to purchase laboratory equipment and a management information system/network. Additional capital expenditures will be dependent upon whether the Company engages in significant expansion opportunities.

            From time to time in the ordinary course of business, Universal Process Equipment ("UPE") advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. During May 1996, the Company received a $310,000 advance from UPE. This advance was repaid in June and August 1996. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of January 15, 1997, these two advances remain outstanding.

            The Company believes that cash generated from existing business, new orders and sales of used equipment, together with the anticipated net proceeds of the Rights Offering, if any, will be sufficient to meet operating requirements through the fiscal year ending May 31, 1997. In the event that the Company's operations were to expand significantly, the Company is unable to consummate the Rights Offering or the Company were to desire to make further acquisitions, further external sources of financing would be required. While the Company believes that such financing would be available to it, there can be no assurance in this regard.

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

                           Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: Exhibit 27





There were no reports on Form 8-K filed for the three months ended November 30, 1996.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               THE BETHLEHEM CORPORATION


                               /S/ ALAN H. SILVERSTEIN
                               -----------------------
                               Alan H. Silverstein
                               President, Director and
                               Chief Executive Officer


                               /S/ ANTOINETTE L. MARTIN
                               ------------------------
                               Antoinette L. Martin
                               Vice President, Finance
                               (Principal Financial and
                               Accounting Officer)



Date:  January 21, 1997