Form 10QSB
period 1997-02-28
BETHLEHEM CORP
filed 1997-04-14
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997
                            (3rd Quarter fiscal 1997)

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

               YES  /X/                            NO / /
                                        *

Number of shares outstanding of the issuer's classes of common stock as of February 28, 1997: 1,938,520.

                                   FORM 10-QSB

                                      INDEX



PART I.    Financial Information:                                    Page No.

           Consolidated Balance Sheet February 28, 1997 (unaudited).......3

           Consolidated Statement of Operations three months ended
           February 28, 1997 and February 29, 1996 (unaudited)............5

           Consolidated Statement of Operations  nine  months ended
           February 28, 1997 and February 29, 1996 (unaudited)............6

           Consolidated Statement of Cash Flow nine months ended
           February 28, 1997 and  February 29, 1996 (unaudited)...........7

           Notes to Financial Statements..................................8

           Management's Discussion and Analysis or Plan of Operation......9


PART II.   Other Information:

           Legal Proceedings.............................................11

           Exhibits and Reports on Form 8-K..............................11

           Signatures....................................................12

                         Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                February 28, 1997
                                 (in thousands)
                                   (UNAUDITED)
 ------------------------------------------------------------------------------
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................   $      49
  Accounts receivable (net of allowance for doubtful
            accounts of $135,000)..............................       3,928
  Costs and accumulated gross profit in excess of
            billings on long-term contracts....................       2,256
  Inventories.. ...............................................       2,961
  Prepaid expenses and other current assets ...................         210
                                                                  ---------

            Total Current Assets ..............................       9,404
                                                                  ---------

PROPERTY, PLANT AND EQUIPMENT:
  At cost......................................................       9,692
  Less accumulated depreciation ...............................      (7,233)
                                                                  ---------

            Net Property, Plant and Equipment ................        2,459
                                                                  ---------

OTHER ASSETS:
  Goodwill (net of $40,000 of accumulated amortization)                 357
  Deferred financing costs....................................          143
  Inventories, net of current.................................        2,203
  Intangible pension and deferred compensation plan
            assets............................................          173
  Other.......................................................           58
                                                                  ---------

            Total Other Assets ...............................        2,934
                                                                  ---------

            TOTAL ASSETS ......................................    $ 14,797
                                                                  =========


See accompanying notes to financial statements.

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                February 28, 1997
                                 (in thousands)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ..........................       $   364
  Accounts payable ..............................................         6,133
  Accrued liabilities ...........................................         1,049
  Advances on contracts in excess
            of costs ............................................           631
  Notes Payable - Related Party..................................           725
                                                                         ------

            Total Current Liabilities ...........................         8,902
                                                                         ------

Other Liabilities:
Accounts payable - long term.....................................         1,361
Long-term debt - net of current maturities.......................         4,321
Deferred compensation and other pension
  liabilities ...................................................         1,059
                                                                         ------

    Total Long Term Liabilities..................................         6,741
                                                                         ------

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares
            without par value; none issued or
            outstanding .........................................           -0-
  Common stock - authorized, 20,000,000 shares
            without par value, stated value of $.50
            per share; issued 1,938,520 shares ..................           969
  Additional paid-in capital ....................................         4,932
  Accumulated deficit ...........................................        (6,747)
                                                                        --------
                                                                           (846)
  Less treasury stock, at cost, 12 shares .......................           -0-
                                                                        --------
TOTAL STOCKHOLDERS' EQUITY ......................................          (846)
                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $14,797
                                                                        ========
See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                               Three months ended
                                 (in thousands)
                                  (UNAUDITED)

                                                       FEBRUARY 28, 1997              FEBRUARY 29, 1996
                                                       -----------------              -----------------

NET REVENUES                                              $4,077                         $  5,503
    Cost of Goods Sold                                     2,852                            4,311
                                                           -----                            -----
    Gross Profit                                           1,225                            1,192

Selling and administrative expense:
    Selling                                                  301                              284
    Administrative                                           684                              553
                                                             ---                             ----
                                                             985                              837

Operating profit                                             240                              355

Other income/(expense):
    Interest expense                                        (148)                            (167)

    Other income (expense)                                    50                              (64)
    Interest income                                          -0-                                4
                                                             (98)                            (227)

Income from operations before provision
    for income taxes                                         142                              128

   Provision for income taxes                                -0-                              -0-

NET INCOME                                               $   142                          $   128
                                                         -------                          -------

EARNINGS(LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:

    Primary                                                  .04                              .04
    Assuming Full Dilution                                   .04                              .04

WEIGHTED AVERAGE OF COMMON AND COMMON EQUILAVENT
    SHARES OUTSTANDING:
       Primary                                         3,287,373                        3,122,635
       Fully Diluted                                   3,287,978                        3,122,635

See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
                                Nine months ended
                                 (in thousands)
                                  (UNAUDITED)


                                                            February 28, 1997                February 29, 1996
                                                            -----------------                -----------------
NET REVENUES                                                    $12,820                         $12,375
    Cost of Goods Sold                                            9,114                           9,604
                                                                  -----                          ------
    Gross Profit                                                  3,706                           2,771


Selling and administrative expense:
     Selling                                                        895                             782
     Administrative                                               1,937                           1,430
                                                                  -----                           -----
                                                                  2,832                           2,212

Operating profit                                                    874                             559

Other income/(expense):
    Interest expense                                               (463)                           (287)
    Other income - (expense)                                         66                             (62)
    Interest income                                                   1                               7
                                                                  -----                           -----
                                                                   (396)                           (342)

Income from operations before provision
    for income taxes                                                478                             217

    Provision for income taxes                                      -0-                             -0-


NET INCOME                                                     $    478                        $    217
                                                               --------                        --------

EARNINGS (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE:

    Primary                                                         .14                             .07
    Assuming Full Dilution                                          .14                             .07

WEIGHTED AVERAGE OF COMMON AND COMMON EQUILAVENT
 SHARSHARES OUTSTANDING:
    Primary                                                   3,385,667                       2,984,280
    Fully Diluted                                             3,406,226                       3,039,430



See accompanying notes to financial statements.

         THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months ended
                                 (in thousands)
                                   (UNAUDITED)

                                                     FEBRUARY 28, 1997                FEBRUARY 29, 1996
                                                     -----------------                -----------------


Cash flows provided by (used for)
 operating activities                                     $     151                        $(1,794)

Cash flows (used for)investing activities:                     (321)                          (534)

Cash flows provided by (used for) financing activities:         200                          2,244
                                                                ---                          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             30                            (84)
                                                                 ==                            ====

Cash and cash equivalents,
  beginning of period                                            19                            151

Cash and cash equivalents,
  at end of period                                               49                             67

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

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1997. In the Company's opinion, all adjustments (consisting of only formal recurring adjustments) necessary for a fair presentation of the information shown have been included.

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the fiscal year ending May 31, 1997.

4. Inventories, other than inventoried costs relating to long-term contracts, are valued at the lower of first-in, first-out cost or market. Inventoried costs relating to long-term contracts are stated at the actual production cost, including factory overhead, incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventories consist of the following at February 28, 1997:

             Finished goods .......................................     4,655
             Raw materials & components ...........................       240
             Work in process (net of $ 194,000 advanced from
                      customers) ..................................       385
             Less allowance for write down to estimate
                      net realizable value ........................      (116)
                                                                         -----

                                                                        5,164

             Less amount classified as a long term asset...........    (2,203)
                                                                       -------
                                                                        2,961
                                                                       =======

5. Net income/(loss) per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Net revenues are $4,077,000 for the third quarter fiscal 1997 compared to net revenues of $5,503,000 for the third quarter of fiscal 1996. This decrease in net revenues of $1,426,000 was attributable to decreased revenues in the Company's Proprietary Product Sales Division. During the second quarter of fiscal 1996, the Company received a major order in the amount of $10,557,418 in the Company's Proprietary Product Sales Division. Net Revenues recorded on this contract were higher in the third quarter of fiscal 1996 than the level of revenues recorded on this contract for the same period this year due to the fact that this contract is in the final stage of completion. This contract is scheduled for final shipment in the first quarter of 1998. Net revenues of $12,820,000 for the first nine months of fiscal 1997 represent an increase of 4% over the first nine months of the fiscal 1996 level of $12,375,000. Gross profit for the third quarter of fiscal 1997 equaled $1,225,000 or 30% of net revenues compared to gross profit of $1,192,000 or 22% of net revenues for the same period last year. Gross profit for the first nine months of fiscal 1997 equaled $3,706,000 or 29% of net revenues compared to gross profit of $2,771,000 or 22% of net revenues for the same period last year. The overall increased gross profit margins were primarily attributable to stronger profit performance in the Company's Heat Transfer and Filtration product lines as well as the Company's Rebuild Business Unit. With respect to the Company's Rebuild Unit, the Company, over the last fifteen months, has begun to purchase and sell used process equipment as an adjunct to its new equipment and rebuild capabilities. Several of the orders recorded by the Company for the first nine months of fiscal 1997 for the purchase of used equipment also called for the utilization of the Company's rebuild and remanufacturing capabilities. The gross profit margins recorded in this business unit were higher than gross profit margins recognized by the Company in prior periods in other business units.

         The Company's largest customer accounted for 25% of the Company's net revenues for the first nine months of fiscal 1997 and 33% for the first nine months of fiscal 1996.

         Selling and administrative expenses equaled $985,000 or 24% of net revenues for the third quarter of fiscal 1997 compared to $837,000 or 15% of net revenues for the third quarter of fiscal 1996. Selling and administrative expenses equaled $2,832,000 or 22% of net revenues for the first nine months of fiscal 1997 compared to $2,212,000 or 18% of net revenues for the same period last year. The primary factors for the increase in selling and administrative expenses for both the three month period and the nine month period fiscal 1997 were 1) increased salary and bonus expense; 2) increased bad debt expense; 3) the reclassification of financing expenses related to company borrowings to administrative expenses and 4) the reclassification of retirees pension expense from cost of goods sold to administrative expense.

         The Company reported operating income of $240,000 or 6% of net revenues for the third quarter of fiscal 1997 compared to operating income of $355,000 or 6% of net revenues for the same period last year. Operating income for the first nine months of fiscal 1997 equaled $874,000 or 7% of net revenues compared to operating income of $559,000 or 5% for the first nine months of fiscal 1996.

         Other expenses equaled $98,000 for the third quarter fiscal 1997 compared to other expenses of $227,000 for the same period last year. The Company reported other income of $49,000 for the settlement of an insurance claim in January of 1997 for property damage that occurred at its subsidiary facility in April of 1996. Financing expenses were reported as other expenses for the third quarter of fiscal 1996 but were reclassed to administrative expenses for this period. Other expenses were $396,000 for the first nine months of fiscal 1997 compared to other expenses of $342,000 for the first nine months of fiscal 1996. Increased interest expense for additional borrowings was the principal factor for the increase in other expenses. Net income for the third quarter 1997 equaled $142,000 compared to $128,000 for the same period last year. Net income for the nine month period ending February 28, 1997 equaled $478,000 compared to net income of $217,000 for the same period last year. The reason for the increased net income for the nine month period ending February 28, 1997 was overall stronger gross profit margins recognized in the Company's Heat Transfer and Filtration product lines as well as the Company's Rebuild Business Unit.

         Backlog was $7,669,000 at February 28, 1997 compared to backlog of $9,093,000 at February 29, 1997. Orders received for the third quarter of fiscal 1997 equaled $4,622,000 compared to orders received for the third quarter of fiscal 1996 of $3,594,000. Orders received for the first nine months of fiscal 1997 equaled $10,638,000 compared to $19,124,000 for the same period last year. The decrease in the amount of orders received is due to the fact that a major order was received in the amount of $10,557,418 during the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow provided by operating activities equaled $151,000 for the first nine months of fiscal 1997, compared to cash flow used for operating activities for the same period last year of $1,794,000.

         During the first nine months of fiscal 1997, the Company's inventory and accounts payable decreased while accounts receivable increased. The increase in accounts receivable for the first nine months of fiscal 1997 was due to increased sales volume. The decrease in accounts payable was a result of payments made to suppliers for major material purchases. Currently, the Company is delinquent with respect to certain accounts payable. In some instances, the Company has negotiated new payment terms.

         Cash flow provided by financing activities equaled $200,000 for the first nine months of fiscal 1997 compared to cash flow provided by financing activities for the first nine months of fiscal 1996 of $2,244,000. During the first quarter of fiscal 1996, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders including a $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P., and a three year $5 million maximum line of credit and term loan facility from The CIT Group/Credit Finance, Inc., secured by a third lien position on Company owned real estate and a first lien on substantially all other owned assets of the Company.

         From time to time in the ordinary course of business, Universal Process Equipment ("UPE") advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of April 14, 1997, these two advances remain outstanding. In addition to those two outstanding advances, UPE advanced the Company $230,000 in March of 1997. This advance was repaid on April 10, 1997.

         On February 28, 1997, the Company purchased a complete two stage environmental thermal process treatment plant in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from UPE at an interest rate of prime rate (Chase Bank, New York) plus 2.5%. This loan will be repaid from the proceeds of the sale of the specific equipment purchased. The Company also secured a loan with the Royal Bank of Canada in the amount of $320,000 to assist with the buy-out of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. The loan is to be paid in full by March 1, 1999.

         Capital expenditures were $373,000 for the first nine months of fiscal 1997 compared to $534,000 for the same period in fiscal 1996. Additional capital expenditures will be dependent upon whether the Company engages in significant expansion opportunities.

         The Company believes that cash generated from existing business, new orders and sales of used equipment, will be sufficient to meet operating requirements through the fiscal year ending May 31, 1997. The Company is presently working with its current lender, The CIT Group/Credit Finance, to increase its credit facility so the Company can expand working capital as well as make available additional capital for inventory acquisition.

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

                           Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
            None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits: Exhibit 27

There were no reports on Form 8-K filed for the three months ended February 28, 1997.

However, on March 11, 1997, a Form 8K was filed and on March 25, 1997 a Form 8KA was filed to report a Change in the Company's Certifying Accountant on March 6, 1997. On that date The Board of Directors of the Company terminated the
engagement  of  Sobel  &  Company  LLC  Certified  Public   Accountants  as  the
independent auditors of the Company and appointed BDO Seidman LLP as the independent auditors of the Company for the fiscal year ending May 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE  BETHLEHEM CORPORATION


                                       /s/ Alan H. Silverstein
                                       -------------------------------
                                       Alan H. Silverstein
                                       President, Director and
                                       Chief Executive Officer


                                       /s/ Antoinette L. Martin
                                       --------------------------------
                                       Antoinette L. Martin
                                       Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)


Date: April 14, 1997