Form 10QSB/A
period 1997-02-28
BETHLEHEM CORP
filed 1997-04-25
CIK 11856

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                    (3rd Quarter fiscal 1997)

/ X /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT

For the transition period from ________ to ______________

Commission file number 1-4676

                            THE BETHLEHEM CORPORATION
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


    Pennsylvania                                           24-0525900
----------------------------------             ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification
 of incorporation or organization)                       Number)


          25th and Lennox Streets, P.O. Box 348, Easton, PA 18044-0348
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 258-7111
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

         Transitional Small Business Disclosure Format:

                                                Yes  / /   No  /X/

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.1 Promissory Note of the Registrant issued to Universal Process Equipment, Inc. in the principal amount of $225,000, dated February 28, 1997.

          10.2 Letter to Registrant from Royal Bank of Canada confirming the credit facility, dated March 5, 1997.

         27         Financial Data Schedule.

     b)             Reports on Form 8-K

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


                                    THE BETHLEHEM CORPORATION
                                          (Registrant)



                                    By:  /s/ Alan H. Silverstein
                                         ------------------------------------
                                         Alan H. Silverstein, President,
                                         Director and Chief Executive Officer



                                        /s/ Antoinette L. Martin
                                        -------------------------------------
                                        Antoinette L. Martin, Vice President,
                                        Finance
                                        (Principal Financial and Accounting
                                         Officer)



Dated:    April 24, 1997