Form 10KSB/A
period 1996-05-31
BETHLEHEM CORP
filed 1997-08-29
CIK 11856

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

                                     PART II

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

          The Company reported operating income of $975,000 for the fiscal year ended May 31, 1996 as compared to operating income of $224,000 for the fiscal year ended May 31, 1995. Selling and Administrative expenses increased for the year ended May 31, 1996 to $3,891,000 (22% of net revenues) as compared to $2,357,000 (16% of net revenues) for the fiscal year ended May 31, 1995. The implementation of the Company's sales and marketing programs called for an increased sales force as well as increased advertising, travel and marketing expenditures to expand entry into potential foreign markets and support product sales. The increase in administrative expense was due to increased salary expense for both management and support staff combined with increases in financing costs, legal and professional fees. Included in administrative expense are certain non recurring expenses of approximately $300,000 associated with the asset acquisition made by BAM and other miscellaneous administrative expenses. Approximately $250,000 of prior year's pension obligation expense is also classified as administrative expense. The Company recorded the additional bad debt reserve because one of its customers sought protection under the Canadian Bankruptcy and Insolvency Act. Subsequent to the issuance of the May 31, 1996 financial statements, the Company determined reimbursements from U.P.E. for bad debt losses (previously accounted for as a reduction of general and administrative expense) should be accounted for as a contribution to the Company's paid in capital. Accordingly, the 1996 administrative expense has been restated to recognize this expense of $63,000 (or $.01 per share) (see Note 24). The Company has a security interest in the equipment and expects to recover the difference between the accounts receivable balance and the cost of the equipment. In addition, the Company has submitted a proposal on behalf of itself and several other companies to restructure the Canadian entity pursuant to a Plan of Management under the Canadian Business Corporation Act. If the proposal is accepted, the Company may convert all or a portion of its receivable into equity in the Canadian entity.

          Other expenses equaled $536,000 for the year ended May 31, 1996 compared to $118,000 for the year ended May 31, 1995. The increase in other expenses was primarily the result of increased interest expenses incurred on a restructured real estate mortgage loan and the secured term loan and line of credit obtained in July, 1995. Net income for the year ended May 31, 1996 equaled $403,000 as compared to net income of $105,000 for the year ended May 31, 1995. During the year ended May 31, 1996, the management of the Company concluded that certain legal fees totalling $125,000 capitalized during the year ended May 31, 1995 would have been more appropriately accounted for had they been expensed. Accordingly, the financial statements for the year ended May 31, 1995 have been restated to recognize these legal fees totalling $125,000 as an expense.

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

                                THE BETHLEHEM CORPORATION


Dated:  August __, 1997         By: /S/ Antoinette L. Martin
                                    -----------------------
                                        Antoinette L. Martin, Chief Financial
                                         Officer (Principal Financial Officer
                                         and Principal Accounting Officer)

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED MAY 31, 1996 (as Restated) AND 1995

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

As discussed in Note 21 to the financial statements, an overstatement of intangibles as of and for the year ended May 31, 1995, was determined by management of the consolidated company during the year ended May 31, 1996. Accordingly, the financial statements for the year ended May 31, 1995 have been restated to reflect the correction of this overstatement.

As discussed in Note 24 to the financial statements, certain errors resulting in an understatement of previously reported allowances for doubtful accounts was determined by management in the current year. Accordingly, the financial statements for the year ended May 31, 1996 have been restated to correct the error.




                                                 SOBEL & CO., LLC
                                                 Certified Public Accountants

Livingston, New Jersey
September 4, 1996 (except for Note 24
which is dated August 15, 1997)


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1996
================================================================================


ASSETS


  CURRENT ASSETS:
      Cash and cash equivalents                                $        18,976
      Accounts receivable (Net of allowance for doubtful
        accounts of $187,450)                                        2,588,319
      Accounts receivable - related parties                          1,757,550
      Costs and accumulated gross profit in excess of billings
        on long-term contracts                                       1,269,655
      Inventories                                                    3,089,407
      Prepaid expenses and other current assets                        121,647
                                                               -----------------

              Total Current Assets                                   8,845,554
                                                               -----------------


  PROPERTY, PLANT AND EQUIPMENT, at cost                             9,319,480


      Less accumulated depreciation and amortization                (6,977,215)
                                                               -----------------

              Property, Plant and Equipment, Net                     2,342,265
                                                               -----------------


  OTHER ASSETS:
      Goodwill (net of $9,935 of accumulated amortization)             387,459
      Deferred financing costs                                         195,809
      Inventories, net of current                                    2,203,142
      Intangible pension and deferred compensation plan assets         172,953
      Other                                                            151,523
                                                               -----------------

              Total Other Assets                                     3,110,886
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
                                                               --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
      Preferred stock - authorized, 5,000,000 shares
        without par value, none issued or outstanding                      -
      Common stock - authorized, 20,000,000 shares
        without par value, stated value of $.50 per share;
        1,938,532 shares issued; 1,938,520 shares outstanding        969,266
      Additional paid-in capital                                   4,994,676
      Accumulated deficit                                         (7,288,117)
                                                               --------------
                                                                  (1,324,175)
      Less - treasury stock, at cost, 12 shares                           10
                                                               --------------
              Total Stockholders' Equity (Deficiency)             (1,324,185)
                                                               --------------

                                                                 $14,298,705
                                                               ==============


================================================================================
See notes to consolidated financial statements.                              F-5

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
================================================================================


                                                               YEAR ENDED MAY 31,
                                                             1996            1995
                                                         as Restated
                                                        (See Note 24)
                                                         ------------    ------------
NET SALES                                                $ 18,077,726    $ 14,540,591

COST OF GOODS SOLD                                         13,211,211      11,959,486
                                                         ------------    ------------

GROSS PROFIT                                                5,111,988       2,581,105
                                                         ------------    ------------

SELLING AND ADMINISTRATIVE EXPENSES:
      Selling                                               1,270,253         677,055
      Administrative                                        2,620,970       1,679,818
                                                         ------------    ------------
                                                            3,891,223       2,356,873
                                                         ------------    ------------

              Income from Operations Before Other
                Income (Expenses) and Income Taxes            975,292         224,232
                                                         ------------    ------------

OTHER INCOME (EXPENSES):
      Interest expense                                       (530,470)       (253,940)
      Gains on sales of equipment                                --            72,092
      Royalty income - related party                             --            35,500
      Other                                                   (15,671)         19,709
      Interest income                                           9,780           8,166
                                                         ------------    ------------
                                                             (536,361)       (118,473)
                                                         ------------    ------------

              Income before provision for income taxes        438,931         105,759

PROVISION FOR INCOME TAXES                                     36,000           1,105
                                                         ------------    ------------

NET INCOME                                               $    402,931    $    104,654
                                                         ============    ============

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
      Primary                                            $        .13    $        .04
                                                         ============    ============

      Assuming full dilution                             $        .12    $        .03
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING
      Primary                                               3,219,517       2,946,423
                                                         ============    ============

      Fully diluted                                         3,259,686       3,026,762
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


                                        COMMON STOCK           ADDITIONAL                       TREASURY STOCK
                                  -------------------------     PAID-IN     ACCUMULATED    -------------------------
                                     SHARES       AMOUNT        CAPITAL   EQUITY (DEFICIT)   SHARES        AMOUNT         TOTAL
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at May 31, 1994             1,888,532   $   944,266   $ 4,594,628   $(7,795,702)            12   $       (10)   $(2,256,818)

Net Income for the Year Ended
  May 31, 1995                           --            --            --         104,654           --            --          104,654
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at May 31, 1995             1,888,532       944,266     4,594,628    (7,691,048)            12           (10)    (2,152,164)

Net Income for the Year Ended
  May 31, 1996                           --            --            --         402,931           --            --          402,931

Issuance of Common Stock               50,000        25,000       129,000          --             --            --          154,000

Receipt of Used Equipment
  Inventory from Related Party           --            --         208,548          --             --            --          208,548
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Capital Contribution - Related
  Party                                                            62,500                                                    62,500

Balance at May 31, 1996
  (as Restated) (See Note 24)       1,938,532   $   969,266   $ 4,932,176   $(7,288,117)            12   $       (10)   $(1,324,185)
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========


================================================================================
See notes to consolidated financial statements.                              F-7

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================


                                                                                    YEAR ENDED MAY 31,
                                                                                1996                    1995
                                                                              as Restated
                                                                             (See Note 24)
                                                                      ------------------------- ---------------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net income                                                            $      402,931                  $104,654
     Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
          Depreciation and amortization                                          385,953                   287,768
          Gains on sales of equipment                                                  -                   (72,092)
          Accrued loss on contracts and obsolete inventory write-offs             67,451                    88,459
      (Increase) decrease in assets:
          Accounts receivable                                                 (1,119,140)                 (640,256)
          Accounts receivable - related parties                                 (728,693)                 (767,652)
          Inventories                                                         (3,508,649)                 (426,033)
          Prepaid expenses and other current assets                               34,064                   (40,622)
          Costs and accumulated gross profit in excess of billings              (530,935)                        -
          Other assets                                                           (68,471)                   30,590
      Increase (decrease) in liabilities:
          Accounts payable                                                     2,855,972                 1,301,330
          Accounts payable - related parties                                     812,597                 1,102,321
          Accrued liabilities                                                    (58,757)                  (54,784)
          Billings in excess of costs and accumulated gross profit               (37,971)                 (772,743)
          Advances on contracts                                                   98,377                         -
          Commissions payable                                                    (63,237)                  (16,790)
          Payroll and state income taxes payable                                (584,589)                  603,080
          Deferred compensation and pension liabilities                           91,509                    57,009
                                                                      ------------------------- ---------------------
                Net Cash Provided by (Used for)Operating Activities           (1,889,088)                  784,239
                                                                      ------------------------- ---------------------

  INVESTING ACTIVITIES:
      Purchase and construction of property, plant and equipment                (659,260)                 (133,385)
      Proceeds from the sales of equipment                                             -                    77,792
      Increase in deferred financing costs                                      (212,895)                  (25,000)
                                                                      ------------------------- ---------------------
         Net Cash Used for Investing Activities                                 (872,155)                  (80,593)
                                                                      ------------------------- ---------------------

  FINANCING ACTIVITIES:
      Borrowings on line of credit                                            13,646,842                         -
      Repayments on line of credit                                           (11,886,383)                        -
      Proceeds from issuance of long-term debt                                   860,268                         -
      Principal payments on long-term debt                                      (301,367)                 (612,912)
      Proceeds from notes payable - related party                                310,000                         -
                                                                      ------------------------- ---------------------
         Net Cash Provided by(Used for) Financing Activities                   2,629,360                  (612,912)
                                                                      ------------------------- ---------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              (131,883)                   90,734

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                            150,859                    60,125
                                                                      ------------------------- ---------------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                           $       18,976                  $150,859
                                                                      ========================= =====================


================================================================================
See notes to consolidated financial statements.                              F-8

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT POLICIES: (Continued)
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
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

RECLASSIFICATION:
Certain items for the year ended May 31, 1995 have been reclassified to conform with the 1996 presentation.

--------------------------------------------------------------------------------
NOTE 2  -  ACCOUNTS RECEIVABLE:
--------------------------------------------------------------------------------

Accounts receivable are comprised of the following at May 31, 1996:

      Billed (net of allowance
        for doubtful accounts of $124,951)                   2,118,318
      Unbilled receivables                                     469,171
      Retention on contracts                                    63,330
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

In May 1996, a customer that owes the Company $575,000 sought protection under the Canadian Bankruptcy & Insolvency Act. The Company has a security interest in the equipment it sold to the customer related to this accounts receivable. In addition, UPE, a related party and the supplier of certain equipment to the Company sold to this customer, has agreed to a chargeback equal to one half of the actual loss on this bad debt. The Company recorded this transaction as a capital contribution receivable. The Company has included in its allowance for doubtful accounts the remaining difference between the accounts receivable balance and the cost of the equipment expected to be recovered. It is possible that the actual loss on this receivable may exceed the amounts received by the Company.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 3 - LONG-TERM CONTRACTS:
--------------------------------------------------------------------------------

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
                                                          ====================

--------------------------------------------------------------------------------
NOTE 4 - INVENTORIES:
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

On  November  28,  1995,  the  Company   entered  into  an  agreement  with  IDM
Environmental Corporation for the purchase of the finished process equipment for the sum of $2,500,000.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 5  -  PROPERTY, PLANT AND EQUIPMENT:
--------------------------------------------------------------------------------

At May 31, 1996, property, plant and equipment consist of the following:

Land                                                               $  348,250
Buildings                                                           1,306,827
Machinery and equipment                                             7,281,151
Equipment under capital lease                                         108,093
Construction in progress                                              275,159
                                                                   ----------
                                                                    9,319,480
Less accumulated depreciation and amortization                      6,977,215
                                                                    ---------
Property, plant and equipment, net of accumulated depreciation
                                                                   $2,342,265
                                                                   ==========

Depreciation and amortization expense on property, plant and equipment is as follows:

                                            YEAR ENDED MAY 31,
                                           1996           1995
                                      -------------- ---------------

Depreciation of buildings, machinery
  and equipment                             $319,614       $282,965

Amortization of equipment
  under capital leases                        14,318          4,803
                                      -------------- ---------------

                                            $333,932       $287,768
                                      ============== ===============

--------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
--------------------------------------------------------------------------------

At May 31, 1996, accrued liabilities consist of the following:

Salaries and wages                                $322,769
Current portion of deferred compensation           102,588
Postretirement obligation (health insurance)        24,110
Other                                              185,918
                                                  --------

                                                  $635,385
                                                  ========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 7  -  LEASE COMMITMENTS:
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
                                                    --------

                                                    $536,651
                                                    ========

--------------------------------------------------------------------------------
NOTE 8 - LONG-TERM DEBT:
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
                                                  ----------

                                                  $4,593,764
                                                  ==========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  LONG-TERM DEBT: (Continued)
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  LONG-TERM DEBT: (Continued)
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

         YEAR ENDING MAY 31,
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
                                         =========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 9  -  INCOME TAXES:
--------------------------------------------------------------------------------

The components of the Company's deferred tax assets and liabilities are as follows:

                                                       MAY 31,
                                               1996               1995
                                        ------------------- ------------------
Deferred Tax Assets:
  Bad debt reserve                      $        66,000     $        51,000
  Inventory basis difference                     27,000               6,000
  Net operating loss
    carryforwards                             1,440,000           1,285,000
  Tax credits                                   119,000             121,000
  Lawsuit settlement                            191,000             240,000
  Deferred compensation
    and retirement benefit                      333,000             242,000
  Other                                          70,000              66,000
                                        ------------------- ------------------
    Total Gross Deferred
      Tax Asset                               2,246,000           2,011,000
  Valuation allowance                        (2,014,000)         (1,782,000)
                                        ------------------- ------------------
    Total Deferred Tax Asset                    232,000             229,000
Deferred Tax Liability:
  Property, plant and
    equipment                                  (232,000)           (229,000)
                                        =================== ==================
Net Deferred Tax Asset
  (Liability)                           $           -       $          -
                                        =================== ==================

The assumed rates used were as follows:
                                               1996               1995
                                        ------------------- ------------------
Federal                                         25%                 15%
State                                           10%                 10%

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

--------------------------------------------------------------------------------
NOTE 10 -  DEFERRED COMPENSATION PLANS:
--------------------------------------------------------------------------------

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
                                                                 ========


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  PENSION AND RETIREMENT PLANS:
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

--------------------------------------------------------------------------------
NOTE 12  - POSTRETIREMENT BENEFIT PLANS:
--------------------------------------------------------------------------------

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
           ========================== =======================

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  STOCK OPTIONS:
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  STOCK OPTIONS: (Continued)
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 14  -  COMMITMENTS AND CONTINGENCIES:
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 15  -  RELATED PARTY TRANSACTIONS:
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

      On November 28, 1995, the Company and U.P.E. entered into a sales and marketing agreement whereby U.P.E. will market inventory acquired by the Company from IDM Environmental Corp. in the amount of $2,500,000. As consideration for its services, U.P.E. will receive from the Company 50% of the net selling price (defined as the sales price less the cost of the equipment) plus 1/2 of the sales commission paid by U.P.E. to its sales people. The agreement provides that U.P.E. will pay the Company any interest it will be required to pay on the original acquisition of the inventory from its supplier.

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
        & Jan Gale through
        Universal Baling &
        Processing, Inc.
        U.P.E'.s parent)                    $1,502,143        $1,748,568
b.    Universal Envirogenics, Inc.
        (U.E.I.) (80% owned by
        U.P.E.)                                145,724            24,000
c.    Universal Industrial
        Refrigeration, Inc. (U.I.R.)
        (80% owned by Ronald &
         Jan Gale)                                   -           105,181
d.    R. Simon Dryers, Ltd.
        (Directors are Ronald &
        Jan Gale)                              109,343           231,321
e.    Employees, Directors and
        Other Affiliates                           340            85,430
                                            ----------------------------

                                            $1,757,550        $2,194,500
                                            ============================


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 15  -  RELATED PARTY TRANSACTIONS: (Continued)
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

In July 1995, U.P.E exchanged used equipment inventory to the Company for $1 of consideration. The Company recorded the transaction as contribution to paid in capital in an amount equal to U.P.E.'s cost ($208,548), which is less than the inventories net realizable value. The Company treated this transaction as a capital contribution. U.P.E. entered into this transaction as a result of supplying certain equipment to the Company which the Company subsequently sold to a customer that sought protection under the Canadian Bankruptcy & Insolvency Act in May 1996.

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

--------------------------------------------------------------------------------
NOTE 16  -  CONCENTRATION OF CREDIT RISK:
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

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 17  -  EMPLOYMENT CONTRACTS:
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
                                             ----------

                                               $627,000
                                             ----------

--------------------------------------------------------------------------------
NOTE 18  -  MAJOR CUSTOMERS AND EXPORT SALES:
--------------------------------------------------------------------------------

For the years ended May 31, 1996 and 1995, customers with 10% or more of the Company's sales are as follows:

                              YEAR ENDED MAY 31,
      CUSTOMER              1996              1995
------------------------------------------------------------
         A                   30%                -
         B                    -                13%
         C                    -                10%
         D                    -                12%
         E                    -                12%

For the years ended May 31, 1996 and 1995, export sales were as follows:

                              YEAR ENDED MAY 31,
      CUSTOMER              1996              1995
------------------------------------------------------------
   Israel                 $235,988           $        -
   Indonesia               210,792            1,780,920
   Japan                   204,099                    -
   Finland                 195,560                    -
   United Kingdom           70,562                    -
   Canada                   35,874            2,030,500
   Korea                         -              839,120
   Netherlands                   -               36,888
                      --------------------------------------

                          $952,875           $4,687,428
                      ======================================

--------------------------------------------------------------------------------
NOTE 19  -  FUTURE OPERATIONS:
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 20  -  CASH FLOW STATEMENT DISCLOSURES:
--------------------------------------------------------------------------------

                                                                       YEAR ENDED MAY 31,
                                                                        1996         1995
                                                                     ----------   ----------
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

--------------------------------------------------------------------------------
NOTE 21 - RESTATEMENT:
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 22  -  FAIR VALUE OF FINANCIAL INSTRUMENTS:
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


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

--------------------------------------------------------------------------------
NOTE 23  -  BUSINESS COMBINATION:
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
                                    ---------
                                     $446,683
                                    =========

--------------------------------------------------------------------------------
NOTE 24 - 1996 RESTATEMENT
--------------------------------------------------------------------------------


Subsequent to the issuance of the May 31, 1996 financial statements, management determined an error resulting in the understatement of previously reported allowances for doubtful accounts. As discussed in Note 2, UPE agreed to a chargeback of one half the bad debt on certain equipment sold to a customer. The Company originally treated this chargeback as a reduction in the allowance for doubtful account and bad debt expense. The revised financial statements reflect the chargeback to UPE as a contribution of capital. Accordingly, the financial statements for the year ended May 31, 1996 have been restated to recognize the additional allowance for bad debts and bad debt expense. As a result, net income for the year ended May 31, 1996 has been restated from $465,431 to $402,431 (a reduction of $.01 per share).

================================================================================
                                                                            F-28