Form 10KSB
period 1997-05-31
BETHLEHEM CORP
filed 1997-08-29
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended May 31, 1997.

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

State issuer's revenues for its most recent fiscal year:  $17,916,000.

As of August 22, 1997, 1,938,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $2,027,074 based on the average of the bid and asked prices on that date of $2.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

                        FORM 10-KSB ANNUAL REPORT - 1997

                            THE BETHLEHEM CORPORATION


PART I.........................................................................1
         Item 1.   Description of Business.....................................1
         Item 2.   Description of Property.....................................5
         Item 3.   Legal Proceedings...........................................6
         Item 4.   Submission of Matters to a Vote of Security Holders.........6

PART II........................................................................7
         Item 5.   Market for the Company's Common Equity and Related
                   Stockholder Matters.........................................7
         Item 6.   Management's Discussion and Analysis or Plan of Operation...7
         Item 7.   Financial Statements.......................................12
         Item 8.   Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure........................12

PART III......................................................................13
         Item 9.   Directors, Executive Officers, Promotors
                   and Control Persons; Compliance
                   with Section 16(a) of the Exchange Act.....................13
         Item 10.  Executive Compensation.....................................13
         Item 11.  Security Ownership of Certain
                   Beneficial Owners and Management...........................13
         Item 12.  Certain Relationships and Related Transactions.............13

PART IV.......................................................................14
         Item 13.  Exhibits, List and Reports On Form 8-K.....................14

SIGNATURES....................................................................17

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

GENERAL

          The Bethlehem Corporation (the "Company") was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, markets and services a product line of capital equipment and systems used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining, fabrication and the rebuilding and remanufacture of specialty process equipment. In addition, the Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary formed in September 1995 to acquire certain assets of the American Furnace Division of Third Millennium Products, Inc., designs and manufactures high-temperature furnaces for sale and for its own use for the processing of advanced materials for customer orders. The furnaces process specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries.

CAPITAL EQUIPMENT, MACHINING AND FABRICATION

          The Company's customers for its capital equipment, sales and machining and fabrication services include the primary ferrous and non-ferrous metals industries, refineries, chemical, food, pharmaceutical and petrochemical firms. Its products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers and calciners. The Porcupine Processor(R) dries, heats or cools various chemicals, solids, or slurries. It reduces operating and installation costs and provides a free-flowing end product. The Bethlehem Tower Filter Press filters a wide range of slurries, operating automatically and uses a programmable logic control system. The Company operates a production facility that includes a full service laboratory equipped to test a broad range of materials and processes for filtration and thermal processing applications. The Company also has thermal processing and filtration pilot units available for use at customer sites for test processing. In conjunction with sales of capital equipment and systems, the Company provides engineering and design services and conducts an aftermarket business consisting primarily of remanufacture, repair, refurbishment and equipment upgrade services and spare parts sales. The Company markets its products through an international sales network covering markets in North and South America, Asia and Europe.

          The Company serves these markets through five main business units:

          o The Thermal Process Equipment unit markets core heat transfer equipment, which includes dryers, coolers, rotary calciners and flakers. The Porcupine Processor(R), an indirectly heated dryer developed by the Company, is the flagship of this unit's products. Some of the markets for these products include the chemical, plastics, food, pharmaceuticals, refineries, waste treatment and mining industries.

          o The Environmental Systems unit markets Thermal Desorption Systems for sale and rental. These systems, which usually include a Porcupine Processor(R), are used for treating both hazardous and non-hazardous sludges, contaminated soils and other waste streams. The market for these systems is currently driven by environmental regulations and is expected to grow.

          o The Filtration Process Equipment unit designs, manufactures and markets coarse to fine filtration systems used in solid/liquid separation. The target markets are fine and specialty chemicals, mining, food, precious metal recovery and pharmaceutical. The Bethlehem Tower Filter Press is the unit's principal product.

          o The Specialty Heavy Machining and Fabrication Services unit provides high quality fabrication machining and assembly services to a wide variety of industries including power, chemical, petro chemical, ship building, steel and non-ferrous metal producers. This Company has recently formed a joint venture with another fabrication company to expand its services.

          o The Rebuild/Remanufacture Equipment unit upgrades used equipment and remanufactures a broad range of process equipment. This unit markets these products based on two primary advantages: reduced capital expenditure and shorter lead time on delivery to the pharmaceutical, chemical and environmental remediation industries.

BETHLEHEM ADVANCED MATERIALS CORPORATION (BAM)

          BAM designs and manufactures specialty high-temperature furnaces that are used for the processing and manufacturing of a wide variety of advanced materials, such as carbon and graphite fiber, carbon graphite composites, carbon and graphite structures, ceramic powders and ceramic composites. In addition, BAM processes specialty carbon, graphite and ceramic materials for the semiconductor and aerospace industries. BAM is also involved in commercial process and product development of advanced materials.

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


          In addition to selling furnaces, BAM owns and operates several furnaces to provide toll firing services for its customers. Customers of BAM, whether a furnace purchaser or on a tolling basis, are typically manufacturers of carbon graphite structures, composites, powders and fibers, as well as manufacturers of non-oxide ceramics, such as silicon carbide or silicon nitride or other advanced ceramic structures.


STRATEGY

          The Company's business strategy is to continue the technological development and marketing of its core capital equipment products and environmental systems. Additionally, the Company will focus on the expansion of specialty high temperature furnace systems, toll processing services for the advanced materials markets and the commercialization of new products and processes in advanced materials by BAM.

          The Company's strategy is also to continue to strengthen its position in markets inside and outside the United States, to expand its world wide manufacturing sourcing and to pursue new sales opportunities as they develop, in new, rebuilt and used equipment. In addition, the Company intends to identify and evaluate opportunities to extend current market applications, identify new potential applications and establish plans for developing such applications for high temperature furnaces.

          As part of its efforts to expand its current range of market applications, the Company is engaged in exploring strategic partnerships with specific customers to use Company technology and expertise in the areas of semiconductor purification and the carbonization of PAN for use in aircraft brakes and lithium ion batteries.

CUSTOMERS; EXISTENCE OF SHORT-TERM CONTRACTS

          The Company's principal customers for its capital equipment are domestic and foreign manufacturers of chemicals, pharmaceuticals, foods, plastics and petrochemicals and environmental firms. The Company's principal customers for its high temperature furnaces and related tolling services are domestic and foreign manufacturers of carbon and graphite structures, and other advanced ceramic composite structures.

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

          The Company's largest customer Eastman Chemical Company accounted for 35% of the Company's net sales for the year ended May 31, 1997 and 30% for the year ended May 31, 1996.

          The Company's active customers for capital equipment include Eastman Chemical Company, Foster Wheeler, Olin Corp., Hampshire Chemical Company and Aluminum Company of America. Sales to Universal Process Equipment, Inc. ("UPE"), a significant shareholder of the Company accounted for approximately 1% of total sales in fiscal 1997 and approximately 6% of total sales in fiscal 1996. The Company's active customers for high temperature furnaces and tolling services are Allied Signal, UCAR Carbon and Graphite Products, Inc. Purchases by any single customer vary significantly from year to year according to such customer's capital equipment needs. The composition of the Company's customers may also vary from year to year.

SALES AND MARKETING

          The Company markets its products to customers in North and South America, Asia and Europe, primarily by a direct sales and support staff based at its headquarters in Easton, Pennsylvania for its capital equipment products and services and in Knoxville, Tennessee for its high temperature furnace products and tolling services. The Company also relies on product sales representatives in some regions of North America and in certain geographic areas outside the United States. The Company's commission program with respect to such independent representatives varies depending on the type of product sold and the volume of sales over the course of a year. The percentage of sales generated from such independents equaled approximately 18% of total sales for the year ended May 31, 1997 and approximately 20% of total sales for the year ended May 31, 1996 and it is anticipated that the percentage of sales for the year ending May 31, 1998 will be approximately 20%.

BACKLOG

          As of August 22, 1997, the Company had a backlog of orders equaling $9.5 million compared to $9.8 million for the same period last year. Orders comprising current backlog are expected to be filled during the fiscal year ending May 31, 1998.

RAW MATERIALS

          The basic raw materials used in the Company's products are steel plate, bars and castings and in addition, in the high temperature furnace business, graphite and copper. Raw materials are available from a number of sources on comparable terms. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. Principal suppliers to the Company at May 31, 1997 for raw materials were, Bush Miller, G.O. Carlson, Inc., Thypin Steel, and, in connection with the high temperature furnace business, Hajoca Corporation and Graybar Electric Co.

DEVELOPMENT OF LITHIUM-ION RECHARGEABLE BATTERIES

          BAM executed a License Agreement on December 20, 1995 (the "License Agreement") with Sandia Corporation ("Sandia"), a multi-program laboratory operated by a subsidiary of Lockheed Martin Corp. for the U.S. Department of Energy. With main facilities in Albuquerque, New Mexico and Livermore, California, Sandia has major research and development responsibilities in national defense, energy, environmental technologies and economic competitiveness. Under the License Agreement, the Company has acquired a exclusive license to make, use and sell a formula developed by Sandia for carbon powder impregnated with lithium ions to be used to make anodes for use in lithium ion rechargeable batteries. The Company is currently endeavoring to produce along with Sandia scientists the first scale-up of the product to commercial quantities. Sandia developed the product at its facilities and has been able to produce only laboratory quantities to date. There can be no assurance that this process will prove commercially feasible or that the Company will derive any revenue from the License Agreement. In the event that the process described herein does prove to be commercially feasible, the License Agreement provides for certain royalty fee payments to be made to Sandia.

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

          The Company's direct competitors that manufacture high temperature furnaces include Consarc, Seco/Warwick, Ipsen GMBH, AVS, Inc., Abar Ipsen, and Harper International Corp. The Company's competitors in providing toll processing services include Zoltek Companies, Inc.

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

EMPLOYEES

          As of August 22, 1997, the Company had 116 full-time employees, including 16 employees of BAM. Of these, 77 are engaged in manufacturing and technical services, 11 in marketing and sales and 12 in administrative functions.

          The production employees at the Easton, Pennsylvania facility (54 persons) are represented by their own bargaining unit called The Bethlehem Corporation Employees Association. A three-year labor contract was ratified with this Association on July 23, 1994 and expired on July 22, 1997. A one year extension to the existing labor contract was ratified with the Association on July 21, 1997. This contract will expire on July 31, 1998. The employees at the Knoxville, Tennessee facility are not represented by any collective bargaining organization. The Company believes that its relations with its employees are good.

ENVIRONMENTAL IMPACT AND REGULATION

          The operations at the Company's Knoxville, Tennessee plant utilize fume destruction and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions that are regulated and permitted by Knox County, Tennessee, Department of Air Pollution Control (the "DOAPC"). Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company has also received from the DOAPC additional permits necessary to expand its operations to allow increased carbon processing, chlorine purification and the operation of a second afterburner.

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

Item 2.   DESCRIPTION OF PROPERTY

          The Company operates from two properties, one in Easton, Pennsylvania and one in Knoxville, Tennessee.

          The Company owns a complex on 29 acres consisting of four major heavy manufacturing buildings, a laboratory, a two-story office building, miscellaneous storage and service buildings and a one-story office building located near the City of Easton in Palmer Township, Northampton County, Pennsylvania. The facility is a totally integrated production facility, conducting engineering, fabrication, forming, machining, assembly, heat treating, finishing and testing. The machine and assembly floor area is 100,000 square feet and is serviced by a 70 ton lifting capacity crane. Complete shipping facilities are available by truck with easy access to major interstate systems. The Company's current commitment for capital expenditures includes approximately $300,000 for energy efficiency upgrades, as well as upgrades to existing plant equipment. Once that renovation is complete, management believes that its Easton facilities will be in satisfactory condition and adequate for its present operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

          As of August 22, 1997, the Company's Easton facilities were subject to a first mortgage loan, a second lien created as a result of a legal settlement, and a third lien securing a line of credit and term loan facility.

          BAM leases a 33,600 square foot manufacturing and office building in Knoxville, Tennessee for capital equipment manufacturing, toll processing and related administrative services and marketing. The facility is equipped with several furnace systems with capabilities of firing in excess of 3000(Degree)C. It is located in an industrial park with excellent access to major interstate highways and a modern airport. The lease expires September 30, 2000, unless two options, each for an additional three-year term, are exercised by BAM. The Knoxville lease has a monthly base rent of approximately $8,500. The Company believes this facility is suitable and adequate for its present operations there. The Company is a guarantor of payment on this lease.



Item 3.   LEGAL PROCEEDINGS

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Matters submitted to a vote of security holders at Annual Meeting of Shareholders held on April 10, 1997:

          o The election of five directors each to serve for a term of one year and until the next Annual Meeting of Shareholders and until their successors are duly elected and qualify.
          o    Approval of the Company's 1997 Stock Option Plan.
          o Ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company.

                                     PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock, no par value, (the "Common Stock") is traded under the symbol "BET." The following table sets forth the high and low sales prices for the Common Stock, for the periods indicated, as reported by the AMEX.
                                       LOW ($)                   HIGH ($)
                                       -------                   --------
1996 FISCAL YEAR
First Quarter                           1.88                        3.73
Second Quarter                          2.50                        3.94
Third Quarter                           2.00                        3.00
Fourth Quarter                          1.75                        3.31

1997 FISCAL YEAR
First Quarter                           1.88                        2.75
Second Quarter                          1.94                        3.00
Third Quarter                           1.88                        2.75
Fourth Quarter                          1.88                        2.38


          As of August 22, 1997, there were approximately 914 holders of record of the Company's Common Stock.

          The Company did not declare any cash dividends on its Common Stock during fiscal 1997 or fiscal 1996. A $1.5 million five year first mortgage loan from Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. (collectively, "Sterling") imposes certain limitations on the Company with respect to the payment of cash dividends. In addition, a three year $5 million maximum line of credit and term loan facility from the CIT Group/Credit Finance, Inc. ("CIT"), contains certain restrictions on the payment of cash dividends. The Company does not anticipate that it will pay cash dividends in the foreseeable future. The payment of dividends by the Company will depend upon its earnings and financial condition and such other factors as the Board of Directors may consider relevant. The Company currently plans to retain any earnings to provide for the development and growth of the Company.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

COMPANY OVERVIEW

          The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, markets and services a product line of capital equipment and systems used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining and fabrication and the rebuilding and remanufacture of specialty
process  equipment.   In  addition,  the  Company,   through  BAM,  designs  and
manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications.

          Four of the Company's five main business units, namely the Thermal Process Equipment Unit, the Environmental Systems Unit, the Filtration Process Equipment Unit and the Specialty Heavy Machining and Fabrication Services Unit each serve several billion dollar worldwide markets. The Company expects the future size of each of these markets to remain in the billions of dollars. The
market  size  serviced  by  the  Company's   fifth
main business unit, the Rebuild/Remanufacture Equipment Unit, is considerably more limited. The Company expects the future size of this market to vary in relation to factors influencing cost of capital such as interest rates, export/import duties, manufacturing capacity and utilization.

          The Company would characterize the markets for each of its business units as follows:

          (1)     THERMAL PROCESS AND FILTRATION UNITS

                    o Markets are relatively concentrated in mature industries such as chemicals, plastics, foods, pharmaceuticals, refineries, waste treatment and mining and minerals.

                    o    Technology barrier is medium.

                    o Competition is worldwide, except certain prohibitions against foreign companies in Japan.

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

          In the future, the Company intends to continue to enhance existing products and continue to explore new opportunities and the possibility of additional strategic partnerships with existing and new customers. The Company will also seek to develop joint ventures with several of its customers and other firms to develop new processes and broaden its manufacturing services. There can be no assurance, however, that the Company will be able to successfully implement any of these strategies or that, if implemented, these strategies will improve the Company's financial position or results of operations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY, 31 1997 ("1997") COMPARED TO FISCAL YEAR
ENDED MAY 31, 1996 ("1996")

          The Company's total revenues were $17,916,000 for 1997 compared to $18,078,000 for 1996, a decrease of $162,000 or 1%. Revenues in 1997 in the Thermal Process and Filtration Units, Environmental Systems and Rebuild/Remanufacture Unit were higher than recorded in 1996. Revenues in 1997 in the Company's Specialty Heavy Machining and Fabrication Services Unit decreased over the 1996 level. Revenues for Bethlehem Advanced Materials totaled $1,297,000 in 1997 as compared to $539,000 reported in 1996. Bethlehem Advanced Materials was acquired on November 28, 1995, thus, revenues reported in 1996 were for six months. The increased revenues were primarily attributable to increased sales in Environmental Systems.

          The Company's largest customer in the Thermal Process Unit accounted for 35% of the Company's revenues in 1997 and 30% in 1996. The Company was awarded a contract from this customer in the second quarter of fiscal 1996 in the amount of approximately $10,500,000. The balance outstanding on this order will be shipped during the first and second quarters of fiscal 1998. The Company's future revenues will not be materially impacted by the completion of this contract. The Company's backlog at August 22, 1997 was $9,500,000 compared to $9,800,000 for the same period last year.

          Export sales for 1997 equaled approximately $7,165,000 compared to approximately $953,000 for 1996. In 1997, export sales grew to thirteen foreign countries from six foreign countries in 1996. This growth in export sales is in accordance with the Company's sales and marketing strategy implemented in 1996 to expand the Company's presence in foreign markets. All sales were in US Dollars, therefore currency fluctuations did not affect the transactions.

          Gross profit was $5,062,000 or 28% of revenues for 1997 compared to gross profit of $4,867,000 or 27% of revenues for 1996. The increased gross profit margins were due to the increase in revenues recorded in the Company's Thermal Process and Filtration Equipment Units as well as the Company's Environmental Systems Unit. These units produced slightly higher gross margins than historically experienced in these product lines. With respect to the Company's Rebuild Unit, the Company, over the last eighteen months, has begun to purchase and sell used process equipment as an adjunct to its new equipment and rebuild capabilities. Several of the orders received by the Company in 1997 for the purchase of used equipment also called for the utilization of the

Company's rebuild and remanufacturing capabilities. The gross profit margins recorded in this business unit were higher than gross profit margins recognized by the Company in prior periods in other business units. The Company continues to focus on decreasing manufacturing overhead expenses as well as increasing production efficiency.

          Selling, general and administrative expenses for 1997 were $3,849,000 or 21% of revenues compared to $3,845,000 or 21% of revenues for 1996.

          Other expenses equaled $600,000 for 1997 compared to $583,000 for 1996. Interest expense increased $91,000 from $576,000 in 1996 to $667,000 in 1997. Interest expense to UPE (a related party) increased from $18,000 in 1996 to $59,000 in 1997 due to increased advances from UPE in the amount of $630,000. Interest expense to CIT increased in 1997 for additional used and new equipment borrowings. Additionally, the Company wrote off approximately $103,000 of Stock Rights Offering costs previously capitalized in 1996 and 1997. In May of 1997, the Board of Directors of the Company withdrew the Stock Rights Offering initiated in May of 1996. In May 1997, the Company negotiated a final payment for previously accrued liabilities with a third party service provider. As a result of such negotiations, the Company recognized a gain of $98,000 in 1997. The Company also recognized a gain of $49,000 in January of 1997 for the settlement of an insurance claim for property damage that occurred at its Knoxville, Tennessee facility in April of 1996. Income before income taxes equaled $613,000 for 1997 compared to $439,000 for 1996.

          The Company's benefit for income taxes equaled $100,000 for 1997 compared to a provision for income taxes for 1996 of $36,000. As a result of the Company's historical trend of losses and uncertainties concerning the Company's ability to obtain new contracts, at May 31, 1996 a valuation allowance was provided against net deferred tax assets. Based on 1997 results and estimated 1998 earnings, which include earnings on existing contracts, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Net income for 1997 was $ 713,000 compared to $403,000 for 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital equaled $55,000 at May 31, 1997 compared to $177,000 at May 31, 1996. During 1997, $97,000 of cash was provided by operating activities compared to $1,889,000 of cash used in operating activities for 1996.

          Net income and depreciation and amortization expenses were $1,257,000 for 1997 as compared to $789,000 for 1996. Accounts receivable and inventory increased by approximately $635,000 in 1997, while accounts payable decreased $1,335,000. The increase in accounts receivable (including amounts with related parties) is due to the reclassification of funds advanced by UPE classified as accounts receivable to a note in 1997. The decrease in accounts payable is attributable to payments made to suppliers and third party providers. Currently, the Company is delinquent with respect to certain trade payables. In some instances, the Company has negotiated new payment terms. Billings in excess of costs and estimated earnings increased by $1,079,000 due to advance billings on major contracts.

          Cash provided by financing activities equaled $287,000 in 1997 compared to $2,416,000 in 1996. On July 14, 1995, the Company prepaid its note payable to G.E. Capital and paid relevant closing costs with proceeds from advances against a $6.5 million total credit facility available from a group of lenders as follows:

          (1) A $1.5 million five year first mortgage loan from Sterling. The loan is collateralized by a first mortgage lien on real estate owned by the Company and a second lien on all other Company owned assets. The loan bears interest at 14.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 15 year period with a final payment of all then outstanding principal and interest. As of August 22, 1997, the amount outstanding under the loan was $1,433,000. The loan agreement contains a number of covenants which among other things will require the Company to maintain specified levels of net worth and working capital and will impose certain limitations on the Company with respect to (I) the incurrence of additional indebtedness; (II) the incurrence of additional liens; (III) the payment of cash dividends and (IV) mergers and investments. UPE agreed to provide a limited guarantee for up to $350,000 of the mortgage payable and subordinate all of its outstanding receivables or other extensions of credit due from the Company to the mortgage. The Company granted warrants to the three-party lending group to purchase up to 40,000 shares of the Company's Common Stock. The purpose of this loan was to pay off the existing mortgage loan.

          (2) A three-year $5 million maximum line of credit and term loan facility from CIT, secured by a third lien position (behind the three party lending group referenced above and the Harrisburg Authority) on Company owned real estate and a first lien on substantially all other owned assets of the Company. This credit facility includes: (a) an $800,000 term loan requiring $13,333 monthly principal payments plus interest at prime rate (Chemical Bank, New York) plus 3% and (b) advances against a percentage of eligible inventory not to exceed $4,000,000 in the aggregate. Initial proceeds of this credit facility were used to fund working capital. The amount outstanding as of August 22, 1997 was $467,000 on the term loan and $1,230,000 on the secured credit line. As of August 22, 1997, the interest rate on both the term loan and the secured credit line was 11.50%. Additional advances will be for the purpose of acquiring eligible inventory. The loan agreement contains certain restrictions among other things on the making of investments, loans and capital expenditures, on borrowings, on the sale of assets and on the payment of dividends. The loan agreement contains customary events of default including material misrepresentations, payment defaults and default in the performance of other covenants. An additional condition of the loan agreement is that UPE will purchase all of the Company's used resale inventory in the event of default. The term of the agreement is for three years and automatically renewable for successive terms of two years thereafter unless terminated by either party at the end of the initial or any renewal term. Notwithstanding the foregoing, the agreement shall terminate automatically upon termination or non-renewal of CIT's financing agreements with UPE. The Company granted warrants to CIT to purchase 50,000 shares of the Company's Common Stock.

          By securing this funding, the Company expanded working capital, made available additional capital for inventory acquisition and increased liquidity.

          From time to time in the ordinary course of business, Universal Process Equipment ("UPE") advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of August 22, 1997, these two advances remain outstanding. The interest rate on the advances is prime plus 1%.

          On February 28, 1997, the Company purchased a complete two stage environmental thermal process system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from UPE at an interest rate of prime rate (Chase Bank, New York) plus 2.5%. This loan will be repaid from the proceeds of the sale of the specific equipment purchased. The Company also secured a loan with the Royal Bank of Canada in the amount of $320,000 to assist with the buy-out of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. The loan is to be paid in full by March 1, 1999. The loan is paid down as each piece of equipment is sold.

          Capital expenditures were $367,000 during 1997 as compared to $659,000 in 1996. In 1997, capital expenditures included renovations to its facility as well as the purchase, refurbishment and installation of plant assets. The Company's current commitment for capital expenditures includes approximately $300,000 for energy efficiency upgrades, as well as upgrades to existing plant equipment.

          The Company believes that cash generated from existing business, new orders and sales of used equipment, will be sufficient to meet operating requirements through the year ending May 31, 1998. The Company is presently working with its current lender, The CIT Group/Credit Finance, to increase its credit facility so the Company can expand working capital as well as make available additional capital for inventory acquisition.

EFFECTS OF INFLATION

          Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

NET OPERATING LOSS CARRY FORWARD

          At May 31, 1997 the Company had approximately $4.5 million of unused federal net operating losses and $119,000 of unused federal investment and research tax credit carry forwards, as well as $1.9 million of unused state net operating losses.

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

Item 7.   FINANCIAL STATEMENTS

          Provided following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On March 6, 1997, the Board of Directors of the Company terminated the engagement of Sobel and Company, LLC Certified Public Accountants ("Sobel") as the independent auditors of the Company and appointed BDO Seidman, LLP as the independent auditors of the Company for the fiscal year ending May 31, 1997. Sobel's report on the financial statements of the Registrant for the fiscal year ended May 31, 1996 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Sobel during the Registrant's fiscal year ended May 31, 1996 or the subsequent interim period on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to Sobel's satisfaction, would have caused the Registrant to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                                     PART IV

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

          10(p)     1994   Stock   Option   Plan  of  the   Company  as  amended
                    (incorporated by reference to Exhibit 10(a) to the Company's November 1995 10-QSB)

          10(q) Equity Incentive Plan for Directors of the Company as amended (incorporated by reference to Exhibit 10(b) to the Company's November 1995 10-QSB)

          10(r) Agreement, dated July 23, 1994, between the Company and The Bethlehem Corporation Employees Association (incorporated by reference to Exhibit 10(c) to the Form SB-2)

          10(s) Net Commercial Lease Contract, dated January 30, 1996, by and between Knoxville Industrial Group, Ltd., Bethlehem Advanced Materials Corporation, The Stanfield York Company and the Company (incorporated by reference to Exhibit 10(d) to the Form SB-2)

          10(t) Agreement, dated July 21, 1997, between the Company and The Bethlehem Corporation Employees Association.

          (b)       REPORTS ON FORM 8-K

          A form 8-K was filed on March 11, 1997 and a form 8-KA was filed on March 25, 1997 to report a change in the Company's Independent Accountant on March 6, 1997. On that date, the Board of Directors of the Company terminated the engagement of Sobel and Company LLC Certified Public Accountants as the independent auditors of the Company and appointed BDO Seidman LLP as the independent auditors of the Company for the fiscal year ending May 31, 1997.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE BETHLEHEM CORPORATION

Dated:    August 27, 1997     By:  /S/  ALAN H. SILVERSTEIN
                                   ------------------------
                                       Alan H. Silverstein, President, Director
                                         and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Title                                          Date
----------                                        -----                                          ----


 /S/   ALAN H. SILVERSTEIN                        President, Director and                        August 27, 1997
-----------------------------------------         Chief Executive Officer
Alan H. Silverstein                               (Principal Executive Officer)


 /S/   ANTOINETTE L. MARTIN                       Chief Financial Officer (Principal             August 27, 1997
----------------------------------------          Financial Officer and Principal
Antoinette L. Martin                              Accounting Officer)

 /S/   SALVATORE J. ZIZZA                         Chairman of the Board                          August 27, 1997
----------------------------------------
Salvatore J. Zizza


 /S/   RONALD H. GALE                             Director                                       August 27, 1997
----------------------------------------
Ronald H. Gale


 /S/   JAN P. GALE                                Director                                       August 27, 1997
----------------------------------------
Jan P. Gale


 /S/                                              Director
----------------------------------------
James L. Leuthe


 /S/   HAROLD BOGATZ                              Director                                       August 27, 1997
----------------------------------------
Harold Bogatz


 /S/                                              Director
----------------------------------------
B. Ord Houston


 /S/                                              Director
----------------------------------------
O. Karl Dieckman

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                              INCLUDING REPORTS OF

                     INDEPENDENT CERTIFIED PUBLIC ACCOUTANTS




================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES


CONTENTS


                                                                        Page

Reports of Independent Certified Public Accountants..................F-3 - F-4

Consolidated Financial Statements:

    Balance Sheet
      May 31, 1997...................................................F-5 - F-6

    Statements of Income
      for the Years Ended May 31, 1997 and 1996 (as restated)........F-7

    Statements of Stockholders' Equity (Deficit)
      for the Years Ended May 31, 1997 and 1996 (as restated)........F-8

    Statements of Cash Flows
      for the Years Ended May 31, 1997 and 1996 (as restated)........F-9

    Notes to Financial Statements....................................F-10 - F-30


================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
The Bethlehem Corporation
Easton, Pennsylvania


We have audited the accompanying consolidated balance sheet of The Bethlehem Corporation and subsidiaries as of May 31, 1997 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bethlehem Corporation and subsidiaries as of May 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Woodbridge, New Jersey
August 22, 1997




================================================================================

INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders
The Bethlehem Corporation


We have audited the accompanying consolidated statement of income, stockholders' equity (deficiency), and cash flows of The Bethlehem Corporation and Subsidiaries for the year ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Bethlehem Corporation and Subsidiaries for the year ended May 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 17 to the financial statements, the Company determined that reimbursements from a related party for bad debt losses were incorrectly recorded as a reduction of general and administrative expenses and should have been accounted for as a contribution to the Company's additional paid in capital. Accordingly, the financial statements for the year ended May 31, 1996 have been restated to reflect the correction of this error.



                                              SOBEL & CO., LLC
                                              Certified Public Accountants
Livingston, New Jersey
September 4, 1996 (except for Note
17 which is dated August 15, 1997)



================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1997 (amounts in thousands, except share data)
================================================================================

ASSETS


CURRENT ASSETS:
   Cash                                                                $     36
   Accounts receivable (net of allowance for doubtful
     accounts of $108)                                                    2,667
   Accounts receivable - related parties                                  2,061
   Costs and estimated earnings in excess of billings
     on long-term contracts                                               1,305
   Inventories                                                            2,729
   Prepaid expenses and other current assets                                 94
   Deferred tax asset                                                       100
                                                                       --------

        Total Current Assets                                              8,992
                                                                       --------


PROPERTY, PLANT AND EQUIPMENT, at cost                                   10,134
   Less: accumulated depreciation and amortization                       (7,397)
                                                                       --------

        Property, Plant and Equipment, Net                                2,737
                                                                       --------


OTHER ASSETS:
   Intangibles (net of $58 of accumulated amortization)                     340
   Inventories, non current                                               2,300
   Intangible pension and deferred compensation plan assets                 204
   Other                                                                    246
                                                                       --------

        Total Other Assets                                                3,090
                                                                       --------



                                                                       $ 14,819
                                                                       ========
================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
MAY 31, 1997  (amounts in thousands, except share data)
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
     Current maturities of long-term debt                              $    632
     Accounts payable                                                     2,776
     Accounts payable - related parties                                   2,297
     Accrued liabilities                                                    700
     Billings in excess of costs and estimated earnings
       on long-term contracts                                             1,389
     Commissions payable                                                    213
     Note payable - related party                                           930
                                                                       --------
          Total Current Liabilities                                       8,937
                                                                       --------

  OTHER LIABILITIES:
     Accounts payable - long-term                                         1,410
     Long-term debt, net of current maturities                            3,951
     Deferred compensation and other pension liabilities                  1,132
                                                                       --------
          Total Long-Term Liabilities                                     6,493
                                                                       --------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock - authorized, 5,000,000 shares
       without par value, none issued or outstanding
     Common stock - authorized, 20,000,000 shares
       without par value, stated value of $.50 per share;
       1,938,532 shares issued; 1,938,520 shares outstanding                969
     Additional paid-in capital                                           4,995
     Accumulated deficit as restated (See Note 17)                       (6,575)
                                                                       --------
                                                                           (611)
     Less - treasury stock, at cost, 12 shares                             --
                                                                       --------
          Total Stockholders' Equity (Deficit)                             (611)
                                                                       --------

                                                                       $ 14,819
                                                                       ========



================================================================================
See notes to consolidated financial statements.                             F-6

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
================================================================================

                                                           Year Ended May 31,
                                                          1997          1996
                                                                     as Restated
                                                                   (See Note 17)
                                                        --------       --------

NET SALES                                               $ 17,916       $ 18,078

COST OF GOODS SOLD                                        12,854         13,211
                                                        --------       --------

GROSS PROFIT                                               5,062          4,867
                                                        --------       --------

OPERATING EXPENSES:
     Selling                                               1,131          1,270
     General and administrative                            2,718          2,575
                                                        --------       --------
                                                           3,849          3,845
                                                        --------       --------

          Operating income                                 1,213          1,022
                                                        --------       --------

OTHER INCOME (EXPENSE):
     Interest expense                                       (667)          (576)
     Write off of Stock Rights Offering costs               (103)          --
     Gain on settlement of accrued liabilities                98           --
     Interest income                                           5              9
     Other                                                    67            (16)
                                                        --------       --------
                                                            (600)          (583)
                                                        --------       --------

          Income before income taxes                         613            439

BENEFIT (PROVISION) FOR INCOME TAXES                         100            (36)
                                                        --------       --------

NET INCOME                                              $    713       $    403
                                                        ========       ========

EARNINGS PER SHARE DATA:
     Primary                                            $    .21       $    .13
                                                        ========       ========

     Fully diluted                                      $    .21       $    .12
                                                        ========       ========

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING
     Primary                                               3,377          3,220
                                                        ========       ========

     Fully diluted                                         3,377          3,260
                                                        ========       ========


================================================================================
See notes to consolidated financial statements.                              F-7

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands, except share data)
================================================================================



                                                      Common Stock       Additional                     Treasury Shares
                                                ---------------------      Paid-In     Accumulated      ---------------
                                                 Shares        Amount      Capital     Deficit as       Shares    Amount    Total
                                                                                       Restated
                                                                                      (See Note 17)
                                                ------------------------------------------------------------------------------------

Balance at May 31, 1995                         1,888,532    $     944    $   4,595    $  (7,691)           12     --     $  (2,152)

Net Income for the Year Ended
  May 31, 1996 (as Restated)                         --           --           --            403          --       --           403

Issuance of Common Stock                           50,000           25          129         --            --       --           154

Receipt of Used Equipment
  Inventory from Related Party                       --           --            209         --            --       --           209

Funding of Cost Sharing
  Arrangement by Related Party                       --           --             62         --            --       --            62
                                                ------------------------------------------------------------------------------------

Balance at May 31, 1996                         1,938,532          969        4,995       (7,288)           12     --        (1,324)

Net Income for the Year Ended
  May 31, 1997                                       --           --           --            713          --       --           713
                                                ------------------------------------------------------------------------------------

Balance at May 31, 1997                         1,938,532    $     969    $   4,995    $  (6,575)           12    $--     $    (611)
                                                ===================================================================================


================================================================================
See notes to consolidated financial statements.                              F-8

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
(amounts in thousands)
================================================================================


                                                                                            Year Ended May 31,
                                                                                          1997              1996
                                                                                                         as Restated
                                                                                                        (See Note 17)
                                                                                       ---------------------------
CASH FLOWS PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
    Net income                                                                         $   713             $   403
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                                     544                 386
         Write off of stock rights offering costs                                          103                --
         Accrued loss on contracts and obsolete inventory write-offs                       105                 130
         Deferred taxes                                                                   (100)               --
         Gain on settlement of accrued liabilities                                         (98)               --
     Changes in operating assets and liabilities:
         Accounts receivable                                                               (16)             (1,119)
         Accounts receivable - related parties                                            (366)               (729)
         Inventories                                                                      (253)             (3,509)
         Prepaid expenses and other current assets                                          30                  34
         Costs and estimated earnings in excess of billings                                (35)               (531)
         Other assets                                                                     (130)                (69)
         Accounts payable                                                               (1,438)              2,856
         Accounts payable - related parties                                                103                 813
         Accrued liabilities                                                               (74)               (643)
         Billings in excess of costs and estimated earnings                              1,079                 (38)
         Advances on contracts                                                            (238)                 98
         Commissions payable                                                                36                 (63)
         Deferred compensation and other pension liabilities                               132                  92
                                                                                       ---------------------------
            Net Cash Provided by (Used in)Operating Activities                              97              (1,889)
                                                                                       ---------------------------

  INVESTING ACTIVITIES:
     Purchase and construction of property, plant and equipment                           (367)               (659)
                                                                                       ---------------------------
      Net Cash Used in Investing Activities                                               (367)               (659)
                                                                                       ---------------------------

  FINANCING ACTIVITIES:
     Net (repayments) borrowings on line of credit                                        (344)              1,760
     Proceeds from issuance of long-term debt                                              312                 860
     Payments on long-term debt                                                           (311)               (301)
     Proceeds from notes payable - related party                                           630                 310
     Financing Costs                                                                       -0-                (213)
                                                                                       ---------------------------
      Net Cash Provided by Financing Activities                                            287               2,416
                                                                                       ---------------------------

NET INCREASE (DECREASE) IN CASH                                                             17                (132)

CASH
  BEGINNING OF PERIOD                                                                       19                 151
                                                                                       ---------------------------

CASH
  END OF PERIOD                                                                        $    36             $    19
                                                                                       ===========================

================================================================================
See notes to consolidated financial statements.                              F-9

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Nature of Business:
The Bethlehem Corporation was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, sells and services a product line of capital equipment used to process materials for a variety of industrial applications and fabricates, machines and also assembles equipment to customers' specifications. In addition, the Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary formed in September 1995, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications.

The following is a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as of and for the year ended May 31, 1997 ("1997") and for the year ended May 31, 1996 ("1996").

Principles of Consolidation:
The consolidated financial statements include the accounts of The Bethlehem Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition:
Sales and profit on long-term contracts are recognized on the percentage-of-completion method of accounting. Under this method, sales and profits are recorded throughout the contract term based upon the percentage of costs incurred to date to total estimated costs of the contract.

Sales and profit on all other contracts are recognized on the completed contract method of accounting. Under this method, sales and profits are recognized when a contract is substantially complete. Generally, a contract is deemed to be substantially complete when the product is shipped to a customer or when it is ready for shipment to a customer and the product has been accepted by the customer.

Losses on long-term and short-term construction contracts are recorded at the time the losses are determined to be probable and can be reasonably estimated.

Changes in job performance, job conditions, and estimated profitability may result in revisions to profits and costs, which are recognized in the period in which the revisions are determined. For long-term contracts, the accumulated gross profit, changes in estimated job profitability resulting from material and labor costs, job performance and conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period.

Revenues from sales of new or used equipment are recorded when the product is shipped.


Inventories:
Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded.

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
             (continued)
--------------------------------------------------------------------------------

Property, Plant and Equipment:
Property, plant and equipment are recorded at cost. The cost of self-constructed assets include material, direct labor and overhead expenses. Betterments and extraordinary repairs that extend the useful life or functionality of an asset are capitalized; other repairs and maintenance charges are expensed as incurred.

Depreciation and amortization expense is recognized over the assets' estimated useful lives on a straight-line basis.

The useful lives of the principle classes of assets are as follows:

                     Buildings and  improvements  10 to 40 years
                     Machinery and equipment 3 to 20 years
                     Equipment under capital leases 3 to 5 years

Long-Lived Assets:
Long-lived assets, such as property, plant and equipment, and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which the Company has adopted effective for 1997. No write-downs have been necessary through May 31, 1997 as a result of the adoption of SFAS No. 121.

Intangibles:
The excess of the purchase price over tangible net assets acquired by BAM has been allocated to intangible assets acquired on the basis of ascribed fair values. The intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

                        Designs, blue prints and plans        20  Years
                        Technology                            20  Years
                        Customer list                         10  Years
                        Covenants not to compete               5  Years
                        Fixed price contract                   1  Year

Amortization was $48 and $10 for the years ended May 31, 1997 and 1996, respectively.

Deferred Financing Costs:
Direct costs incurred in obtaining financing have been capitalized and are being amortized over the term of the related debt using the interest method. The amortization of the deferred financing costs was $74 and $46 for 1997 and 1996, respectively and is included in "Interest Expense" in the accompanying Statements of Income.

Income Taxes:
The Company utilizes the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from net operating losses and tax credit carryforwards and the establishment of a valuation allowance to reflect whether realization of deferred tax assets is considered more likely than not.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
            (continued)
--------------------------------------------------------------------------------

Earnings per Share:
Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period-end stock prices for fully diluted basis).

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates used by management in preparing the financial statements include the following: measurement of costs and profitability on long-term contracts; valuation of inventory (current and non-current); useful lives assigned to fixed and tangible assets; and valuation allowances established against deferred tax assets and accounts receivable. Actual results could differ from those estimates.

Stock-Based Compensation:
The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principle Board Opinion No. 25 in accounting and measuring compensation expense related to employee stock option plans. Accordingly, there was no compensation expense related to the issuance of stock options for 1997 and 1996. (see Note 11 for pro-forma disclosure required by SFAS No. 123)

Fair Value of Financial Instruments:
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, accrued liabilities and related party balances approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on an assessment of the terms, conditions and rates of the Company's various debt agreements, management estimates that the fair values of long term and short term debt instruments approximate carrying values.

Reclassifications:
Certain prior period amounts have been reclassified to conform with the 1997 presentation.

Effect of Prospective Accounting Change:
In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". This statement is effective for the Company's 1998 financial statements and establishes criteria for the calculation and presentation of "Basic" and "Diluted" earnings per share.


================================================================================
                                                                            F-12

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 2 - ACCOUNTS RECEIVABLE:
--------------------------------------------------------------------------------
Accounts receivable are comprised of the following at May 31, 1997:

                  Billed (net of allowance
                    for doubtful accounts of $108  )            $ 2,327
                  Retention on contracts                            340
                                                                -------

                                                                $ 2,667
                                                                ========


The Company generally invoices customers in accordance with pre-established milestones, the Company's agreement with the respective customer, or when the job or equipment is shipped.

The accounts receivable retention balances are pursuant to the retention provisions in long-term contracts and are due and payable to the Company upon contract completion and/or customer acceptance of merchandise. All of the retentions are expected to be collected within the next fiscal year.

In 1996, a customer that owed the Company $575 sought protection under the Canadian Bankruptcy & Insolvency Act. At May 31, 1996 the Company had provided an allowance for its estimated loss on this secured receivable. In 1997, upon receipt of the equipment, the estimate was adjusted and, accordingly, an additional loss of $50 was recognized. In connection with the settlement of this transaction, a related party agreed to fund one-half of the total loss. The amount reimbursed ($63) has been recorded as an increase to the Company's paid in capital during 1996 (see Note 17).


================================================================================
NOTE 3 - LONG TERM CONTRACTS:
================================================================================

At May 31, 1997, costs, estimated profit, and billings on uncompleted long-term contracts accounted for by the percentage of completion method are summarized as follows:


Costs incurred on long term  contracts                             $  8,827
Estimated profit                                                      6,244
                                                                   --------
                                                                     15,071
Less billings to date                                               (15,155)
                                                                   --------
                                                                   $    (84)
                                                                   ========


These amounts are included in the accompanying balance sheet under the following captions:
     Costs and estimated earnings in
       excess of billings on long-term
       contracts                                                   $ 1,305
     Billings in excess of costs and
       estimated earnings on
       long term contracts                                          (1,389)
                                                                   -------

                                                                   $   (84)
                                                                   =======

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 4  -  INVENTORIES:
--------------------------------------------------------------------------------

The components of inventories are comprised of the following at May 31, 1997:

        Raw materials and components                            $   261
        Work in process                                           1,375
        Finished goods                                            3,624
        Less: reserve for obsolete inventory                       (231)
                                                                -------
                                                                  5,029
        Less: non-current inventory                              (2,300)
                                                                -------
                                                                $ 2,729
                                                                =======

At May 31, 1997, the Company's finished goods inventories consist of new and used processing equipment for resale. The processing equipment is specialized and is sold to a limited customer base. Based upon management's experience, 46% of net inventory will not be sold within one year and has been classified as a non-current asset. The Company is actively marketing these items and believes no loss will be incurred upon the ultimate sale of this inventory.

The Company provided for the write-down of specific raw material and finished goods inventory to net realizable value in the amount of $40 for 1996. In 1997, the Company increased its reserve for inventory in the amount of $105. While management believes the Company is carrying inventories at net realizable value, it is reasonably possible that additional losses may be required should the Company be unable to sell the inventories or if market conditions change in the future.

Work in process consists principally of costs (including materials, direct labor and overhead) incurred on equipment in the process of being manufactured for resale or incurred on short-term contracts that are in process and accounted for on the completed contract method.


================================================================================
NOTE 5  -  PROPERTY, PLANT AND EQUIPMENT:
================================================================================
At May 31, 1997, property, plant and equipment consists of the following:

     Land                                                         $    348
     Buildings and improvements                                      1,372
     Machinery and equipment                                         8,255
     Equipment under capital leases                                      7
     Construction in progress                                          152
                                                                  --------
                                                                    10,134
       Less accumulated depreciation and amortization               (7,397)
          Property, plant and equipment,
           net of accumulated depreciation                        --------
                                                                  $  2,737
                                                                  ========


Depreciation and amortization expense on property, plant and equipment was $422 and $334 in 1997 and 1996, respectively. In connection with the construction of certain assets, the Company capitalized $23 of interest costs in 1997.

================================================================================
                                                                            F-14

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
--------------------------------------------------------------------------------
At May 31, 1997, accrued liabilities consist of the following:

        Salaries and wages                                          $391
        Current portion of deferred compensation                     101
        Postretirement obligation (health insurance)                  24
        Other                                                        184
                                                                    ----
                                                                    $700
                                                                    ====


In May 1997, the Company negotiated a final payment for previously accrued liabilities with a third party service provider. As a result of such negotiations, the Company recognized a gain of $98, which is reflected in "Other Income (Expense)" in the accompanying 1997 Statement of Operations.



================================================================================
NOTE 7  -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
================================================================================


At May 31, 1997, long-term debt and capital lease obligations consist of the following:

Note payable - Sterling Commercial Capital                              $ 1,443
Note payable - Harrisburg Authority                                         794

Line of credit - CIT                                                      1,416
Term Loan payable - CIT                                                     507

Note payable - Royal Bank of Canada                                         283

Capital lease obligations                                                    86

Other notes payable                                                          54
                                                                        -------
                                                                          4,583
Less: current maturities                                                   (632)
                                                                        -------
Total                                                                   $ 3,951
                                                                        =======


Universal Process Equipment ("U.P.E."), a corporation which is a stockholder of the Company, is a party to certain financing transactions that the Company enters into (see Note 13).

Note Payable - Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and InterEquity Capital Partners, L.P.: In July 1995, the Company signed a $1.5 million, five year, first mortgage loan ("the Mortgage") with Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and InterEquity Capital Partners, L.P. The Mortgage is payable in equal monthly installments of $20 including interest at 14.25% commencing September 1, 1995 with a final principal balloon payment of $1,290 due August 1, 2000. Interest expense on this debt totaled $208 and $188 in 1997 and 1996, respectively.

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 7  -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------

The loan is collateralized by a first mortgage lien on real estate owned by the Company and substantially all other Company owned assets, subject only to a first lien on the assets (excluding real estate) in favor of CIT Group/Credit Finance, Inc. The Mortgage contains a number of covenants which among other things will require the Company to maintain specified levels of net worth and working capital and will impose certain limitations on the Company with respect to (I) the incurrence of additional indebtedness; (II) the incurrence of additional liens; (III) the payment of cash dividends and (IV) mergers and investments. All debts owed by the Company to the directors and executive officers are subordinated to the repayment of the loan. In connection with the Mortgage, U.P.E. agreed to:

     1)  Provide a limited guarantee for up to $350 of the Mortgage.
     2) Subordinate all of its outstanding receivables or other extensions of the credit due from the Company to the Mortgage.

In July 1995, the Company granted warrants to the three-party lending group to purchase up to 40 thousand shares of the Company's stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted.

Note Payable - Harrisburg Authority:
On July 12, 1985, the Harrisburg Authority filed suit against the Company. The complaint alleged liability on grounds that certain Porcupine dryers manufactured and furnished by the Company failed to satisfy design specifications. In June 1993, a judgement was entered against the Company in the amount of $2,127.

In November 1993, as part of a settlement agreement between the Company and the Harrisburg Authority for this lawsuit, the Company executed a $1,200 note payable to the Harrisburg Authority. The Harrisburg Authority has a second lien on the Company's owned real estate. Interest expense on this debt totaled $24 and $30 in 1997 and 1996, respectively. The note's remaining principal payment provisions at May 31, 1997 are as follows:

     1) Payable in equal monthly installments of $7, including interest discounted at 10.5% due the first day of each month through November 1, 1999.
     2) The remaining balance of $603 will be paid from 50% of the proceeds from the sale of certain machinery or equipment included in U.P.E.'s inventory and certain equipment co-owned by U.P.E. and the Company.
     3) The settlement agreement requires principal balances referenced in 1 and 2 above which are unpaid on March 1, 1998 to accrue 3% simple interest compounded annually through February 28, 1999. Principal balances unpaid on March 1, 1999 through November 1, 1999 accrue 6% simple interest compounded annually. On November 1, 1999, all unpaid balances of principal and accrued interest referenced in 1 and 2 above are due and payable to the Harrisburg Authority.

Note Payable - CIT Group/Credit Finance, Inc.
In July 1995, the Company signed a three year $5 million maximum credit facility including an $800 term loan from CIT Group/Credit Finance, Inc. secured by a third lien position (behind the Mortgage and the Harrisburg Authority Judgement) on Company owned real estate and a first lien on substantially all other owned assets of the Company. In addition, U.P.E. has agreed to purchase certain of the Company's used equipment inventory in the event the Company defaults on the loan or certain other specified events occur. The credit facility is for three years and is automatically renewed for an additional two years so long as it is not terminated by either party. The credit facility includes:

     1) A $507 term loan (original balance of $800) requiring $13.3 monthly principal plus interest at prime plus 3% from August 1, 1995 through July 1, 1998.

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 7  -  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------

     2) A line of credit against a percentage of eligible inventory not to exceed $4,000 in the aggregate. The line of credit is payable interest only at prime plus 3% until the line of credit is due in full in July 1998. At May 31, 1997, $1,416 is outstanding under the line, which represents the maximum credit available to the Company at that date.
     3) Advances against other eligible collateral not to exceed the unused balance of the line of credit. Interest expense (net of amounts capitalized) on this debt totaled $322 and $234 in 1997 and 1996, respectively.

The Company granted warrants in July 1995 to the CIT Group/Credit Finance, Inc. to purchase 50 thousand shares of the Company's stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted.


Note Payable - Royal Bank of Canada:
On February 1997, the Company also secured a loan with the Royal Bank of Canada in the amount of $320 for the purchase of a complete two stage environmental thermal process system; interest is based on the bank's prime rate plus 1.5% per annum. The loan is to be paid in full by March 1, 1999. Interest expense on this debt was $3 in 1997.

Debt Maturities:
At May 31, 1997, long-term debt maturities for the next five fiscal years are as follows:

                      Year Ended May 31,
                      ------------------
                           1998                      $     601
                           1999                          1,891
                           2000                            700
                           2001                          1,305
                           2002                              -


Capital Lease Obligations:
Certain leased equipment have been capitalized for financial statement purposes. The following is a schedule, by years, of future minimum lease payments together with the present value of the net minimum lease payments as of May 31, 1997.

       Year Ending May 31,
------------------------------
             1998                                 $  33
             1999                                    30
             2000                                    26
             2001                                     9
             2002                                     -
                                            ==============
     Minimum lease payments                          98
     Less:  imputed interest                        (12)
                                            ==============
     Present value of minimum
       lease payments                             $  86
                                            ==============

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES:
--------------------------------------------------------------------------------

The components of the benefit (provision) for income taxes are as follows:

                      December 31,                    1997        1996
               ------------------------------------------------------------
               Current:
                  Federal                         $      -    $       -
                  State                                  -          (36)
               ------------------------------------------------------------
                                                         -          (36)
               ------------------------------------------------------------
               Deferred:
                  Federal                              (10)         166
                  State                                 (3)          66
               ------------------------------------------------------------
                                                       (13)         232
               ------------------------------------------------------------
               Net change in valuation
                 allowance                             113         (232)
               ------------------------------------------------------------
               Benefit (provision) for
               income taxes                       $     100     $   (36)
               ============================================================


The following table presents the principal reasons for the difference between the actual income tax benefit (provision) and the tax provision computed by applying the U.S. Federal statutory income tax rate to income before income taxes.

               December 31,                             1997        1996
               ------------------------------------------------------------
               U.S. Federal Income tax
                  provision at statutory rates       $  (205)       $(149)
               State income taxes, net of
                  Federal benefit                        (40)         (36)
               Utilization of net operating
               loss carryforwards                         245         149
               Changes in deferred tax assets,
               net                                        100           -
               ------------------------------------------------------------
               Benefit (provision) for income
               tax                                     $  100       $ (36)
               =============================================================





================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES: (Continued)
--------------------------------------------------------------------------------


The components of the Company's deferred tax assets and liability are as follows:

                                                        May 31,
                                                 1997           1996
                                             ---------------------------
               Deferred Tax Assets:
                 Receivables                   $      44      $      76
                 Inventory                           116             31
                 Net operating loss
                   carryforwards                   1,606          1,670
                 Tax credits                         119            138
                 Lawsuit settlement                  219            221
                 Deferred compensation
                   and retirement benefit            443            386
                 Other                                20             81
                                             ---------------------------
                   Total Gross Deferred
                     Tax Asset                     2,567          2,603
                 Valuation allowance              (2,220)        (2,333)
                                             ---------------------------
                 Total Deferred Tax
                 Assets                              347            270
               Deferred Tax Liability:
                 Property, plant and
                   equipment                        (247)          (270)
                                             ---------------------------
               Net Deferred Tax Asset            $   100     $        -
                                             ===========================





================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES: (Continued)
--------------------------------------------------------------------------------

As a result of the Company's historical trend of losses and uncertainties concerning the Company's ability to obtain new contracts, at May 31, 1996 a valuation allowance was provided against net deferred tax assets. Based on 1997 results and estimated 1998 earnings, which include earnings on certain contracts, management considers realization of the unreserved deferred tax asset ($100 at May 31, 1997) more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

At May 31, 1997, the Company has approximately $4.5 million of unused federal net operating loss carryforwards and federal investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they have or will expire during the years 1997 through 2002. In addition, at May 31, 1997, the Company has unused state net operating loss carryforwards of approximately $1.9 million that expire in 1998 and beyond.


--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION AND RETIREMENT PLANS:
--------------------------------------------------------------------------------

The Company has an unfunded nonqualified deferred compensation plan for certain employees which provide for ten to fifteen year payouts of annual retirement benefits equal to 20% of the pre-retirement salary of employees. The benefits become fully vested upon the employees' retirement from the Company. The plan provides for benefits to be paid to beneficiaries of retirees who have passed away and had unpaid vested benefits at the time of their death. The Company funds the plans' annual benefit payments through operating cash flow. A description of the plan follows:


         The Retirement Income Security Plan ("RISP") is an unfunded noncontributory plan and covers eligible plan participants and, for purposes of determining net pension expense and plan liabilities, includes one participant from a predecessor plan. During the year ended May 31, 1995, the Company notified all active employees covered by this plan that they will no longer be eligible for the plan. Instead, the Company has agreed to fund a portion of the active employees accrued benefit obligation to a qualified 401(k) plan.

The Company maintains two noncontributory defined benefit retirement plans ("Pension Plans") covering substantially all hourly employees subject to a collective bargaining agreement. The plans require benefits to be paid to eligible employees at retirement based primarily on years of service and a fixed compensation formula. For the plan year beginning January 1, 1995, the plan was amended to no longer require the Company to accrue future service benefits. The remaining transition obligations are being amortized over a six year term for one plan and a twelve year term for the other plan. The Company funds the plans, at a minimum, based upon the statutory amounts required under ERISA.

The following tables set forth the components of net periodic pension expense and the funded status and amounts recognized in the Company's consolidated May 31, 1997 balance sheet for deferred compensation and defined benefit plans. Plan assets are stated at fair value and are comprised primarily of common stock and corporate bonds.

================================================================================
                                                                            F-20

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION AND RETIREMENT PLANS: (Continued)
--------------------------------------------------------------------------------

Net Periodic Pension Expense:
                                              RISP              PENSION
                                                                 PLANS
                                         1997      1996      1997     1996

Service cost                             $  --     $  --     $  --    $  --
Interest cost on projected benefit
   obligation                               46        55       208     223

Actual return on plan assets                --        --      (553)   (502)
Amortization of transition
   obligation                               33        33        55      55

Prior service cost and gain
   amortization                             (9)       (9)       --      --
Net amortization and deferral               --        --       347     341
                                         ---------------------------------
                                         $  70     $  79     $  57    $117
                                         =================================

Actuarial present value of                                RISP          PENSION
benefit obligations at                                                   PLANS
May 31, 1997:
    Vested benefit obligation                            $  --          $ 1,778
                                                         =======        =======
    Accumulated benefit
       obligation                                        $   561        $ 2,651
                                                         =======        =======
    Projected benefit obligation                         $   561        $ 2,651
    Plan assets at fair value                               --            2,775
                                                         -------        -------
    Deficit (excess) of plan assets
        over projected benefit
        obligation                                           561           (124)
    Unrecognized net gain and
        prior service cost                                   149            950
    Unamortized net obligation
        at adoption                                         (219)          (350)
                                                         -------        -------
    Accrued pension expense                              $   491        $   476
                                                         =======        =======

The expected long-term return on plan assets and the weighted average discount rate assumed in determining the actuarial present value of the projected benefit obligation for all plans was 8% in 1997 and 1996.

401(k) Plan:
During 1995, the Company adopted a 401(k) plan for all eligible employees. Employees can contribute at their discretion up to 15% of compensation. The Company matches 25% of the employees contribution to a maximum contribution of 1 1/2% of compensation. The plan is funded at the end of the calendar year. At May 31, 1997 the Company's liability to the plan approximated $6. The Company's expense related to the plan was $91 and $64 for 1997 and 1996, respectively.


================================================================================
                                                                            F-21

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 10 - POSTRETIREMENT BENEFIT PLANS:
--------------------------------------------------------------------------------

The Company provides certain employees with postretirement health care and life insurance benefits. Postretirement health care and life insurance benefits are provided to salaried employees who retired prior to August 1, 1992. The Company provides postretirement health care benefits upon retirement to eligible hourly employees in accordance with the Company's collective bargaining agreement. Postretirement life insurance benefits are also available to eligible hourly employees. Employees are eligible for postretirement benefits upon reaching certain ages or completing certain years of service. The Company does not fund its future obligations for postretirement benefits in advance.

Medical Benefits:
The Company accrues the expected future cost of providing these benefits during the years the employees render the necessary service. The Company elected to recognize the transition obligation associated with unfunded health insurance benefits over a 20-year period and prior service cost over a 15-year period. The following table presents the Company's postretirement medical benefit expense:

                                        Year Ended May 31,
                                           1997     1996

                       Service cost       $   5    $   6
                       Interest cost         68       91
                       Amortization
                         of transition
                         obligation          58       58
                       Amortization of
                          prior service
                          costs             (26)    (--)
                       Expected
                          contributions
                          from retirees     (48)    (131)
                                          -----    -----

                                          $  57    $  24
                                          =====    =====


                       Discount rate         7%       7%
                                          --------------

                 Medical trend rate       13.5%    13.5%
                                          ==============


The Company's accumulated postretirement medical benefit obligation at May 31, 1997 is as follows:

                      Active plan participants                         $  112
                      Retirees                                            855
                                                                       ------
                                                                          967

                      Plan assets                                          -0-
                      Accumulated postretirement benefit
                        obligation in excess of plan assets               967
                      Unrecognized transition obligation
                        and net gain                                     (910)
                                                                       ------

                      Accrued medical postretirement liability        $    57
                                                                       ======

The effect of raising health care cost trend rates 1% for each future year would increase the accumulated benefit obligation by approximately $92 and increase the aggregate service and interest cost components of net periodic postretirement health care benefit costs by approximately $7.

================================================================================
                                                                            F-22

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 10 - POSTRETIREMENT BENEFIT PLANS:  (Continued)
--------------------------------------------------------------------------------

Life Insurance:
Term life insurance in the face amount of $3 is provided to salaried retirees. Term life insurance in the face amount of $10 is provided to salaried executive retirees. Salaried employees and executives who retired subsequent to August 1992 are not eligible for these postretirement life insurance benefits. Term life insurance in face amounts ranging from $1 to $3 is provided to retired hourly employees. The related expense for both 1997 and 1996 totaled $2. The actuarially determined liability was $13 at May 31, 1997.



--------------------------------------------------------------------------------
NOTE 11  -  STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

Rights Offering Costs:
The Company had capitalized professional fees incurred in connection with a contemplated Stock Rights Offering. In May of 1997, the Company decided not to pursue the Stock Rights Offering and, accordingly, a non operating loss provision of $103 was recorded to reflect this impairment.

STOCK OPTIONS
Plan 1:
On June 2, 1989, the Board of Directors of the Company adopted The Bethlehem Corporation "1989 Equity Incentive Plan" which was approved by the stockholders on May 11, 1990. The plan provides that the Board of Directors may grant incentive or nonqualified common stock options to officers, directors, consultants and employees of the Company for the purchase of up to 150,000 shares of the Company's common stock. Incentive stock options may be granted only to employees pursuant to the plan and Board established performance criteria. Options expire one month after employees terminate employment but in no case later than ten years after the date of grant. The Company's Board of Directors granted options to officers and key employees with an exercise price of $2.50 per share. There were no options granted under this plan in 1997 and 1996.

Plan 2:
During 1991, the Equity Incentive Plan ("EIP") for Directors was approved and provides that each of the Company's directors receive nonqualified stock options to purchase 10,000 shares of common stock of the Company.

The Company's common shares subject to options under the EIP may not exceed 130,000 shares in the aggregate and 10,000 shares for any one director. The Plan provided the following: (i) each director of the Company on March 21, 1991 receive common stock options for 10,000 shares, and (ii) each director elected after March 21, 1991 be granted common stock options for 10,000 shares under the EIP. The exercise price of each option granted under the EIP shall be the greater of $3.15 per share or 100% of the fair market value of a share of the Company's common stock on the date the option is granted. The EIP is not limited in duration. There were no options granted under this plan in 1997 and 1996.

Plan 3:
During 1995, the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of non-qualified and incentive stock options and stock appreciation rights equal to the greater of 400,000 shares or 8% of common stock issued and outstanding, to certain officers, non-employee directors and key employees of the Company and its subsidiaries. The Board of Directors may at its discretion determine the key employees eligible to participate in the 1994 Plan. The Board has granted options to twenty-one employees. The maximum number of shares that may be granted to one person pursuant to the 1994 Plan is 250,000 shares. There were 290,000 options granted under this plan in 1996.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

The 1994 Plan provides that options are to be granted at an exercise price of at least fair market value at the date of the grant. Options covered by the 1994 Plan vest ratably over a three year period, however, if there is a change in control, the options become fully vested. The 1994 Plan provides for Directors of the Company, elected after December 1, 1994 to receive 10,000 options if they do not receive options under the EIP. Also, continuing directors of the Company are entitled to options to acquire 500 shares annually. Also, the aggregate fair market value (determined as of the date an option is granted) of the shares with respect to which incentive stock options are exercisable by any single employee during any calendar year cannot exceed $100. The options are nontransferable and the 1994 Plan expires December 23, 2004.

Plan 4:
During 1997, the stockholders approved the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of non-qualified and incentive stock options. The 1997 Plan currently authorizes the issuance of a maximum of 200,000 shares of common stock. The maximum number of shares that may be subject to options granted under the 1997 Plan to any individual in any calendar year may not exceed 50,000. No options have been issued under this plan in 1997.


Other Options:
During 1996, the Board of Directors approved the issuance of an additional 683,000 of stock options outside of any existing plan to the Company's Chairman, a former Company Chairman, a Director of the Company, a former Director of the Company and U.P.E. These options are subject to stockholders' approval. The options were granted at $1.825 per share (the fair market value at the date of the grant) and will be valued based upon the market price of the Company's common stock at the date the stockholders approve the grant. If and when the stockholders' approval is obtained, the Company will recognize an expense related to the issuance of these options.

Disclosure On Options:
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the 1994 Stock Option Plan and the Other Options. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation is recognized.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-price model with the following weighted average assumptions used for grants in 1997 and 1996, no dividend yield; expected volatility of 35%;
risk-free interest rates of 5.73% and expected lives of 10 years for the options.

Under the accounting provisions of SFAS No. 123, the Company's net income, primary earnings per share and fully diluted earnings per share would have been reduced to the pro-forma amounts indicated below.

                                                      1997             1996
Net Income:
   As reported                                   $     713          $    403
   Pro-forma                                     $     645          $    383

Primary earnings per share:
   As reported                                   $     .21          $   .13
   Pro-forma                                     $     .19          $   .12

Fully diluted earnings per share:
   As reported                                   $     .21          $   .12
   Pro-forma                                     $     .19          $   .12

The pro forma effect on net income and earnings per share for 1997 and 1996 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.



================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

A summary of the status of the Company's outstanding options as of May 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                          May 31, 1997                        May 31, 1996

                                                                Weighted Average                     Weighted Average
                                                                 Exercise Price                       Exercise Price
                                                   Shares                              Shares

Outstanding-beginning of year                     2,065,000           $0.98            1,792,500            $0.84

Granted                                                   -                              290,000            $1.90
Exercised                                                 -                                    -
Forfeited                                           (70,000)          $3.15              (17,500)           $2.50
                                             -----------------                   ------------------

Outstanding-end of year                           1,995,000           $0.90            2,065,000            $0.98
                                             =================                   ==================


Options exercisable -year-end                       429,174                              465,000
                                             =================                   ==================

Weighted-average fair value
of options granted
during the year                                           -                                $1.03
                                             =================                   ==================


The options issued in 1996 expire between 2000 and 2006 and are exercisable as to 60% of the optioned shares after the first year, 77% after the second year, 92% after the third year, and 100% after the fourth year.

The following table summarizes information about stock options outstanding at May 31, 1997.

                 OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
                 -------------------                                            -------------------
                                                                   Weighted-                        Weighted-
Range of                                                           Average                          Average
Exercise         Number Outstanding       Weighted-Average         Exercise     Number Exercisable  Exercise
Prices           at May 31, 1997          Remaining Contractual    Price        at May 31, 1997     Price
                                          Life
-----------------------------------------------------------------------------------------------------------------

$0.33 to 0.94       1,700,000             3.1 years                $0.67             250,000         $0.94
$1.87 to 2.88         240,000             6.8                      $2.10             124,174         $2.05
$2.50                  25,000             2.5                      $2.50              25,000         $2.50
$3.15                  30,000             1.8                      $3.15              30,000         $3.15
                    ---------                                                        -------


$0.33 to 3.15       1,995,000             3.5                      $0.90             429,174         $1.51
                    =========                                                        =======


--------------------------------------------------------------------------------
NOTE 12  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

Legal Matters
In May 1996, a complaint was filed alleging that the plaintiff sustained injuries in the course of providing maintenance on a piece of equipment manufactured by the Company in 1980. The matter was recently settled in the amount of $20. The Company accrued this amount at May 31, 1997.


================================================================================
                                                                            F-25

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 12  -  COMMITMENTS AND CONTINGENCIES: (Continued)
--------------------------------------------------------------------------------

The Company is not aware of any other material pending or threatened litigation or other environmental claims which have not been remedied, disclosed or accrued at May 31, 1997.

Operating Lease Commitments
The Company leases a manufacturing facility in Knoxville, Tennessee which is accounted for as an operating lease. The lease is due to expire on September 30, 2000 with two consecutive three year renewal options. In addition to the base annual rent, the Company is responsible for the payment of property taxes and other operating expenses. The Company also leases certain equipment and automobiles. Rent expense under all operating lease arrangements was $151 and $81 in 1997 and 1996, respectively. At May 31, 1997, the future minimum lease payments on these operating leases are as follows:

                          Year Ended May 31,
                                 1998                         $  135
                                 1999                            127
                                 2000                            119
                                 2001                             38
                                 2002                              -

Employment Agreement
The Company entered into an employment contract with an officer resulting in future commitments for payments as follows:

Year Ended May 31,
       1998                              $   141
       1999                                  156
                                          ------

                                         $   297
                                         =======


--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

Ronald Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of Universal Process Equipment ("U.P.E."), a corporation which is a stockholder of the Company. U.P.E. and Ronald and Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company.

On September 9, 1992, the Company and U.P.E. entered into an agreement for the foreign production of the Company's dryer equipment. This agreement provides for payment to the Company of fees for design drawings and a license fee for sales of equipment manufactured in Eastern Europe. The Company earned no royalties in 1997 and 1996.

On November 28, 1995, the Company and U.P.E. entered into a sales and marketing agreement whereby U.P.E. will market certain used equipment owned by the Company. As consideration for its services, U.P.E. will receive from the Company 50% of the net selling price (defined as the sales price less the cost of the equipment) plus 1/2 of the sales commission paid by U.P.E. to its sales people. The agreement provides that U.P.E. will pay the Company any interest it will be required to pay on the original acquisition of the inventory from its supplier. The amounts paid to and earned by U.P.E. were $378 and $94 in 1997 and 1996, respectively.

From time to time, U.P.E. advances funds to the Company for working capital purposes. At May 31, 1997, advances outstanding totaled $685. Related interest expense on such advances totaled $53 in 1997 and $18 in 1996. The interest rate on the advances is prime rate plus 1%.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS: (Continued)
--------------------------------------------------------------------------------


On February 28, 1997, the Company purchased a two stage environmental thermal process system for $545. In order to effect the acquisition of the equipment, the Company borrowed $225 from U.P.E. at an interest rate of prime plus 2.5%. Interest expense accrued in fiscal 1997 totaled $6. This loan will be repaid from the proceeds of the sale of the equipment purchased. The Company also secured a loan with the Royal Bank of Canada in the amount of $320 to assist with the purchase of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum.

The related party accounts receivable and accounts payable are derived from the normal course of business activities and are included in the accompanying balance sheet as follows:


                                                     May 31, 1997
                                              --------------- ---------------
                                                 Accounts        Accounts
                                                Receivable       Payable
                                                 (Related        (Related
                                                 Parties)        Parties)
                                              --------------- ---------------
        a.   U.P.E. (Owned by  Ronald
                & Jan Gale through
               Universal Baling &
               Processing, Inc.
                  U.P.E'.s parent)               $ 1,936         $ 2,126
        b.   Universal Envirogenics, Inc.
               (U.E.I.) (80% owned by
                  U.P.E.)                              -               1
        c.   Universal Industrial
               Refrigeration, Inc. (U.I.R.)
               (80% owned by Ronald &
                  Jan Gale)                           10              99
        d.   R. Simon Dryers, Ltd.
               (Directors are Ronald &
                 Jan Gale)                           115              25
              Employees, Directors and
                 Other Affiliates                      -              46
                                              -------------------------------
                                                 $ 2,061         $ 2,297
                                              ===============================

Since the amounts arise in the ordinary course of business, management expects to collect and pay the amounts within one year (see Note 17).


Related party sales were as follows:

                          Year Ended May 31,

                          1997           1996
                      ----------------------------
U.P.E.                     $  54        $   977
U.E.I.                        22            132
                      ----------------------------
                           $  76         $1,109
                      ============================


The Company purchases equipment and services from U.P.E. and its affiliates. These purchases total approximately 7% and 8% of the total cost of goods sold for 1997 and 1996, respectively.


================================================================================
                                                                            F-27

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS: (Continued)
--------------------------------------------------------------------------------

In November 1993, the Company and Harrisburg Authority settled a lawsuit for $1,300 based upon negotiations between the Company, U.P.E. and the Harrisburg Authority. Under the terms of the settlement agreement, U.P.E. agreed to serve as a guarantor and surety for the obligation. In addition, U.P.E. agreed to pay up to $650 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and U.P.E. Pursuant to the settlement agreement, the Company granted stock options to U.P.E. These options provide that at U.P.E.'s discretion, the Company will issue additional shares of common stock to U.P.E. in exchange for payments made by U.P.E. on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing U.P.E. in cash. U.P.E. may make payments (without prior approval of the Company) on the outstanding amounts due to Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by U.P.E., the Company will not be obligated to issue more than 1,450,000 shares to U.P.E. for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each dollar in payment made by U.P.E., up to a total of 450,000 shares in exchange for a total of $150 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by U.P.E. up to a total of 1,000,000 additional shares in exchange for a total of $750 in additional payments. As of August 22, 1997, no options have been exercised by U.P.E. under this plan.

In July 1995, U.P.E. exchanged used equipment inventories to the Company for one dollar of consideration. The Company recorded the transaction as a contribution to paid in capital in an amount equal to U.P.E.'s cost ($209), which is less than the inventories' net realizable value.

In addition, the Board of Directors approved the issuance of 350,000 stock options to U.P.E. in March, 1996 for consideration of U.P.E.'s guarantees on the CIT debt. These options are subject to stockholders' approval. The options were granted at an exercise price of $1.825, the fair market value of the stock on the date of the grant.

In March 1996, the Board of Directors authorized the Company to issue 350,000 shares of common stock to U.P.E. in exchange for used equipment inventory. These shares are subject to stockholders' approval. As of August 22, 1997, the inventory has not been exchanged and the stock has not been issued.

In connection with U.P.E.'s assistance in the acquisition of the assets of the American Furnace Division and the introduction of the Tower Filter Press line, the Company entered into a three year profit sharing arrangement with U.P.E. expiring May 1999. Under this arrangement U.P.E. is entitled to receive 25% of net pre-tax profits from these business units. Expenses relating to this agreement were $43 in 1997.



--------------------------------------------------------------------------------
NOTE 14  -  CONCENTRATION OF CREDIT RISK:
--------------------------------------------------------------------------------

Trade accounts receivable:
The Company designs, manufacturers, sells and services a product line of capital equipment used to process materials for a variety of industrial applications primarily in the United States. In addition, the Company operates a production facility that fabricates machines and assembles equipment to customers specifications. In connection with these activities, the Company grants credit to its customers. At May 31, 1997, the Company's accounts receivable (excluding related parties) include a concentration of three customer balances which represent 25% of the accounts receivable outstanding.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 15  -  MAJOR CUSTOMERS AND EXPORT SALES:
--------------------------------------------------------------------------------
For 1997 and 1996, one customer accounted for 35% and 30%, respectively of the Company's sales.


For the years ended May 31, 1997 and 1996, export sales were as follows:

                                                   Year Ended May 31,
         Customer                            1997                   1996
-------------------------------------------------------------------------------
         Netherlands                      $   2,723               $      -
         Brazil                               1,149                      -
         Taiwan                               1,566                      -
         Indonesia                              620                    211
         Mexico                                 534                      -
         Japan                                  352                    204
         Chile                                  138                      -
         Estonia                                 38                      -
         Israel                                  33                    236
         Canada                                   6                     35
         Poland                                   3                      -
         Switzerland                              2                      -
         United Kingdom                           1                     71
         Finland                                  -                    196

                                 -----------------------------------------------
                                           $  7,165               $    953
                                 ===============================================

--------------------------------------------------------------------------------
NOTE 16  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES:
--------------------------------------------------------------------------------

                                                                                     Year Ended May 31,
                                                                                   1997              1996
                                                                            -----------------------------------

     A.  Cash paid for interest                                                  $   591           $  593
                                                                            ===================================


     B.  Cash paid for income taxes                                                 --             $  104
                                                                            ===================================

     C.  Non Cash Investing and Financing Activities:
           1.  Purchase of accounts receivable, machinery and
                  equipment and intangibles from the American Furnace
                  Division of the Third Millennium Corporation
                  via issuance of common stock and assumption
                  of accounts payable                                               --             $  447
                                                                            ===================================

           2.  Equipment capitalized with corresponding
                  increase to long-term debt and capital leases                     --             $  102
                                                                            ===================================
           3.  Balance of G.E. Capital Financing paid directly
                  by Sterling Commercial Capital, Inc.                              --             $1,440
                                                                            ===================================
          4.  Receipt of used  equipment  inventory  form U.P.E with a
             corresponding increase in additional paid in capital                   --             $  209
                                                                            ===================================
          5.  Funding of cost  sharing  arrangement  by related  party
             increasing additional paid in capital                                  --             $   62
                                                                            ===================================


================================================================================
                                                                            F-29

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 17  - RESTATEMENT:
--------------------------------------------------------------------------------

During the year ended May 31, 1997, the Company determined that reimbursements from U.P.E. for bad debt losses (previously accounted for as a reduction of general and administrative expense) should be accounted for as a contribution to the Company's additional paid in capital. Accordingly, the 1996 statement of income has been restated from previously published amounts to recognize this expense of $63 (or $ .01 per share).


--------------------------------------------------------------------------------
NOTE 18  -  ACQUISITION:
--------------------------------------------------------------------------------

On November 28, 1995, the Company acquired certain assets of the American Furnace Division of Third Millennium Products, Inc. pursuant to the terms of an Asset Purchase Agreement. The acquisition is being accounted for utilizing the purchase method of accounting and, accordingly, results of operations are reflected in the accompanying 1996 statement of income from November 28, 1995.

The purchase price of $447, was comprised of 50,000 shares of the Company's common stock valued at approximately $3.08 per share on the date of closing and the assumption of certain liabilities. The allocation of the purchase price to the acquired assets are as follows:

    Accounts receivable             $  29
    Machinery and equipment            20
    Designs, blue prints and plans    179
    Technology....                     99
    Customer List.                     42
    Management team and
      covenant not to compete          68
    Fixed Price Contract               10
                                     ----
                                     $447
                                     ====



================================================================================
                                                                            F-30