Form 10KSB/A
period 1997-05-31
BETHLEHEM CORP
filed 1997-09-29
CIK 11856

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

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


        Pennsylvania                                     24-0525900
--------------------------------------           -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


25th and Lennox Streets, Easton, Pennsylvania            18045-0348
----------------------------------------------   -------------------------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:


         TITLE OF EACH CLASS                   Name of each exchange
                                                on which registered
                                                -------------------

Common Stock, no par value                    American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ . No. / /.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year:  $17,916,000.

As of August 22, 1997, 1,938,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $2,027,074 based on the average of the bid and asked price on that date of $2.00.

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

         The names of the directors, together with certain information regarding them, are as follows:

                                                                             Year First Became
NAME                    AGE        PRINCIPAL OCCUPATION                          a Director
----                    ---        --------------------                    ---------------------

Salvatore J. Zizza         51      Chairman of the Board of                         1995
                                   Directors since 1995; Chairman
                                   (from 1991 to July 1997) and
                                   Executive Vice President and
                                   Treasurer (since July 1997) of
                                   The Lehigh Group, a public
                                   company listed on the New York
                                   Stock Exchange with subsidiaries
                                   in the distribution of electrical
                                   products

Alan H. Silverstein        48      President and Chief Executive                    1994
                                   Officer of the Company since
                                   December 1995; President and
                                   Chief Operating Officer of the
                                   Company from February 1994 to
                                   November 1995; from July 1992
                                   to February 1994, President of
                                   Universal Envirogenics, Inc., a
                                   rebuilder of industrial gas plants

James L. Leuthe            55      Chairman of the Board of First                   1976
                                   Lehigh Corporation, a bank
                                   holding company, since 1982;
                                   from 1977 until 1995 held
                                   various positions with the
                                   Company, including most
                                   recently  President and Chief
                                   Executive Officer


                                                                             Year First Became
NAME                    AGE        PRINCIPAL OCCUPATION                          a Director
----                    ---        --------------------                    ---------------------

Jan P. Gale                43      Vice President since 1978 of                     1991
                                   UPE, an international supplier of
                                   complete process plants and
                                   equipment and manufacturer of
                                   new equipment in the United
                                   States and Europe

Ronald H. Gale             46      President and Chief Executive                    1990
                                   Officer of UPE since 1978

Harold Bogatz              59      Vice President and General                       1995
                                   Counsel of UPE since 1987;
                                   Secretary of the Company since
                                   1996

O. Karl Dieckmann          84      Investment manager and                           1960
                                   consultant, retired for at least the
                                   past five years

B. Ord Houston             84      Secretary of the Company from                    1976
                                   June 1983 to December 1995,
                                   otherwise retired for at least the
                                   last five years; held various
                                   positions with the Company since
                                   1966, most recently as Executive
                                   Vice President

Item 10. EXECUTIVE COMPENSATION.

         The following table summarizes compensation information for the Company's President and Chief Executive Officer and Clarence T. Lind, the only other executive officer of the Company whose compensation exceeded $100,000 for the fiscal year ended May 31, 1997. The table presents for such individuals information with respect to compensation paid or accrued by the Company for services rendered during the fiscal years ended May 31, 1995, 1996 and 1997. Messrs. Silverstein and Lind are collectively referred to herein as the "Named Executive Officers."

                                            SUMMARY COMPENSATION TABLE


                                                         Fiscal Year Compensation                      Long Term Compensation
                                              ---------------------------------------           ------------------------------
                                                                                              Stock
Name and                                                               Other Annual           Option         All Other
Principal Position          Year           Salary        Bonus        Compensation(s)         Awards        Compensation(1)
----------------------   -------------     --------      --------     ------------------     ------------  ----------------

Alan H. Silverstein         1997           $140,441      $83,570       $  7,295(3)                 --             11,925
President and Chief         1996            118,655       46,850          7,295(3)                 --             11,925
Executive Officer(2)        1995            110,000       30,698          5,472(3)                 --             11,925

Clarence T. Lind
Vice President of           1997             99,000       25,907          4,369(3)                 --                672
Sales, Marketing and        1996             90,000       26,350          4,369(3)             20,000                672
Technology(4)

-----------------

(1)      Represents life insurance premiums paid by the Company.

(2) Mr. Silverstein was elected President and Chief Operating Officer of the Company in February 1994 and was appointed Chief Executive Officer of the Company on December 12, 1995.

(3) Represents lease and insurance payments made by the Company with respect to use of an automobile.

(4) Mr. Lind was elected Vice President of Sales, Marketing and Technology of the Company on December 12, 1995.


OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted during the 1997 Fiscal Year to any Named Executive Officers.

AGGREGATED FISCAL YEAR-END OPTIONS

         The following table sets forth certain information regarding unexercised stock options held by each of the Named Executive Officers as of May 31, 1997. No stock options were exercised by any Named Executive Officer during the 1997 Fiscal Year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES



                              Number of              Value of Unexercised
                         Unexercised Options         in-the-Money Options
                           at May 31, 1997          at May 31, 1997 ($)(1)

                             Exercisable/                Exercisable/
Name                        Unexercisable                Unexercisable
----                    --------------------      ------------------------

Alan H. Silverstein            260,000/0                   234,375/0

Clarence T. Lind             3,334/16,666                   1,250/0

James L. Leuthe               334/125,000                   0/7,813

----------------
(1) On May 31, 1997, the last reported sale price of the Common Stock, as reported by the American Stock Exchange, was $1.875 per share.


COMPENSATION OF DIRECTORS

         Directors are not compensated for their services as a director but are entitled to reimbursement of expenses incurred in connection with their attendance at all meetings. In the past the Company has granted options to certain directors.


EMPLOYMENT AGREEMENTS

         Alan H. Silverstein, President and Chief Executive Officer, is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement is $110,000 increasing to $165,000 in the fifth year. Mr. Silverstein is entitled to a quarterly bonus based on the earnings of the Company, with a minimum guaranteed bonus for the first 18 months of $30,000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 26, 1997, information regarding ownership of the outstanding Common Stock of the Company by (i) all persons who are known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and Named Executive Officer (as such term is hereinafter defined); and (iii) all directors and executive officers of the Company as a group:



                                                                                                Percentage of
Name and Address of Beneficial Owner*                  Shares Owned Beneficially(1)           Outstanding Shares
----------------------------------------------      ---------------------------------     ------------------------

Universal Process                                            2,181,600(2)(3)                      58.4%
  Equipment, Inc.
P.O. Box 338
Roosevelt, NJ  08555

Ronald H. Gale                                               2,263,934(4)(5)                      60.4

Jan Gale                                                     2,261,934(4)(5)                      60.3

James L. Leuthe                                                338,958(6)(10)                     16.4

Robert F. Bacigalupo                                           140,901(7)                          7.2
2433 S. Oakley Avenue
Chicago, IL 60608

Alan H. Silverstein                                            260,000(8)                         11.8

Salvatore J. Zizza                                             184,667(9)                          8.7

O. Karl Dieckmann                                               33,020(10)                         1.7

B. Ord Houston                                                  10,199(10)                         (11)

Harold Bogatz                                                    6,667(12)                         (11)

Clarence T. Lind                                                 7,334(13)                         (11)

All directors and executive officers as a                    3,192,381(14)                        73.4%
group (12 persons)

----------------
* Unless otherwise noted the address of the Beneficial Owner is c/o the Company, 25th & Lennox Streets, Easton, Pennsylvania 18045.

(1) All persons identified below as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after September 26, 1997.

(2)      Includes   1,800,000   shares   subject  to   options.   See   "Certain
         Relationships and Transactions."

(3)      Does not include shares owned by Ronald H. Gale and Jan P. Gale.

(4) Includes 10,334 shares subject to options.

(5) Includes 2,181,600 shares beneficially owned by UPE, of which the individual is an officer, director and principal stockholder.

(6) Of this total, 52,281 shares are owned by Nikki, Inc., a corporation of which Mr. Leuthe is an officer and director and the sole stockholder, 161,343 shares are owned by Mr. Leuthe and 125,334 shares are subject to options. This total does not include 640 shares owned by Mr. Leuthe's adult children, as to which he disclaims beneficial ownership.

(7) This total does not include 2,331 shares owned by Mr. Bacigalupo's wife and 6,000 shares held in trust for the benefit of family members as to which Mr. Bacigalupo acts as trustee. Mr. Bacigalupo disclaims beneficial ownership of these 8,331 shares.

(8)  Consists of 260,000 shares subject to options.

(9)  Consists of 184,667 shares subject to options.

(10) Includes 334 shares subject to options.

(11) Less than 1.0%.

(12) Consists of 6,667 shares subject to options.

(13) Includes 3,334 shares subject to options.

(14) Includes 2,408,006 shares subject to options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ronald H. Gale and Jan Gale are directors and Shareholders of the Company and are officers, directors and principal stockholders of UPE, a principal Shareholder of the Company. UPE and/or Ronald H. Gale and/or Jan Gale are also majority shareholders or otherwise affiliated with other companies that engage in transactions with the Company. UPE and related entities have purchased process equipment manufactured by the Company and have utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties was $76,000 for the fiscal year ended May 31, 1997. The Board of Directors believes that the terms of such sales were at least as favorable to the Company as could have been obtained from unaffiliated third parties.

         On March 26, 1996, the Company granted an option to purchase 350,000 shares of Common Stock to UPE at an exercise price of $1.8125 per share. Such option was issued in consideration for guarantees by UPE of borrowings by the Company from the CIT Group and Sterling Commercial Capital in July 1995. The financing from the CIT Group consists of a three year $5 million maximum line of credit and term loan facility, secured by a third lien position on Company owned real estate and a first lien on substantially all other owned assets of the Company. The grant of such option is subject to shareholder approval.

         The Board of Directors has authorized the issuance to UPE of 350,000 shares of Common Stock in consideration for a 50% ownership interest in certain resale inventory, which consists primarily of heat transfer equipment owned by UPE. The Company has an independent appraisal stating that the inventory has a retail sales value in excess of $1,500,000. The issuance of such shares is subject to shareholder approval.

         From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. The interest rate on the advances is prime rate (Chase Bank New
York) plus 1%. In August 1996, UPE advanced $250,000 to the Company. UPE advanced an additional $250,000 to the Company in October 1996. As of September 29, 1997, both advances remained outstanding.

         On February 28, 1997, the Company purchased a complete two stage environmental thermal process system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from UPE at an interest rate of prime rate (Chase Bank, New York) plus 2.5%. This loan will be repaid from the proceeds of the sale of the specific equipment purchased.

         As of June 1, 1996, the Company began a three year profit sharing arrangement with UPE. This arrangement was agreed upon as consideration for UPE's role in introducing the Company to Third Millenium Products, Inc.
("Millenium"), assisting in negotiating the acquisition of the assets of the American Furnace Division of Millenium by Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary of the Company, and UPE's role in originating, negotiating, developing and assisting in the marketing of the Tower Filter Process product line. Under this arrangement, which expires in May 1999, UPE is entitled to receive 25% of the pre-tax profits of BAM and the Tower Filter Press product line.

         The Company and Salvatore J. Zizza, Chairman of the Board of the Company, are parties to an agreement under which Mr. Zizza renders certain financial advisory services, including those relating to proposed mergers and acquisitions and equity and debt financing and relations with the financial community and investors. Mr. Zizza receives compensation in the amount of $60,000 per annum.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE BETHLEHEM CORPORATION


Dated: September 29, 1997                       By:/S/ Alan H. Silverstein
                                        `          -----------------------
                                                   Alan H. Silverstein
                                                   President and Chief
                                                   Executive Officer