Form 10QSB
period 1997-08-31
BETHLEHEM CORP
filed 1997-10-15
CIK 11856

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1997
                         (First Quarter of fiscal 1998)

                                       OR


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                  For the transition period from _____ to _____

                           Commission File No. 1-4676


                                        *

                            THE BETHLEHEM CORPORATION


Incorporated in PENNSYLVANIA                 I.R.S. Employer I.D. No. 24-0525900

                             25th and Lennox Streets
                                  P. O. Box 348
                              Easton, PA 18044-0348

                            Telephone: (610) 258-7111


 The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  /X/                          NO / /


Number of shares outstanding of the issuer's classes of common stock as of August 31, 1997; 1,938,520.

Number of pages in this report: 11

                                   FORM 10-QSB

                                      INDEX



PART I.  Financial Information:                                        Page No.

            Consolidated Balance Sheet as of August 31, 1997 (unaudited).... 3

            Consolidated Statements of Income for the three months
            ended August 31, 1997 and 1996 (unaudited)...................... 5

            Consolidated Condensed Statements of Cash Flow for the
            three months ended August 31, 1997 and 1996 (unaudited)......... 6

            Notes to Financial Statements................................... 7

            Management's Discussion and Analysis ........................... 8


PART II. Other Information:


            Exhibits and Reports on Form 8-K............................... 10


            Signatures..................................................... 11

                         Part I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash                                                           $     249
  Accounts receivable (Net of allowance
   for doubtful accounts of $120)                                    2,326
  Accounts receivable - related parties                              1,989
  Costs and estimated earnings in excess of
     billings on long-term contracts                                 1,070
  Inventories                                                        2,480
  Prepaid expenses and other current assets                            114
  Deferred tax asset                                                   125
                                                                 ----------

     Total Current Assets                                            8,353
                                                                 ----------

PROPERTY, PLANT AND EQUIPMENT, at cost                              10,166
  Less: accumulated depreciation and amortization                    7,467
                                                                 ----------

     Property, Plant and Equipment, Net                              2,699
                                                                 ----------

OTHER ASSETS:
  Intangibles (net of $66 of accumulated amortization)                 332
  Inventories, non current                                           2,113
  Intangible pension and deferred compensation plan assets             204
  Other                                                                200
                                                                 ----------

             Total Other Assets                                      2,849
                                                                 ----------

                                                                 $  13,901
                                                                 ==========

              THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Current maturities of long-term debt                                $   2,225
  Accounts payable                                                        2,417
  Accounts payable - related parties                                      2,378
  Accrued liabilities                                                       620
  Billings in excess of costs and estimated earnings
    on long-term contracts                                                1,111
  Note Payable - related party                                              930
                                                                       ---------

       Total Current Liabilities                                          9,681
                                                                       ---------

OTHER LIABILITIES:
  Accounts payable,  long term                                            1,410
  Long-term debt,  net of current maturities                              2,148
  Deferred compensation and other pension
    liabilities                                                             931
                                                                       ---------

       Total Long Term Liabilities                                        4,489
                                                                       ---------


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - authorized, 5,000,000 shares
    without par value; none issued or outstanding
  Common stock - authorized, 20,000,000 shares
    without par value; stated value of $.50 per share;
    1,938,532 shares issued; 1,938,520 shares outstanding                   969
  Additional paid-in capital                                              4,995
  Accumulated deficit                                                    (6,233)
                                                                       ---------
                                                                           (269)
  Less treasury stock, at cost, 12 shares                                    --

                                                                       ---------
       Total Stockholders' Equity (Deficit)                                (269)
                                                                       ---------

                                                                        $13,901
                                                                       =========

           THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENTS OF INCOME
                          Three months ended August 31
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                  1997                 1996


   NET SALES                                      $   4,706        $  4,003
   COST OF GOODS SOLD                                 3,402           2,758
                                                  --------------------------

   GROSS PROFIT                                       1,304           1,245
                                                  --------------------------

   OPERATING EXPENSES:
       Selling                                          275             298
       General and Administrative                       531             635
                                                  --------------------------
                                                        806             933
                                                  --------------------------

           Operating Income                             498             312
                                                  --------------------------

   OTHER INCOME (EXPENSE):
       Interest expense                                (167)           (145)
       Other income  (expense)                          (16)             34
       Interest income                                    2               1
                                                  --------------------------
                                                       (181)           (110)
                                                  --------------------------

           Income before income taxes                   317             202

   INCOME TAX BENEFIT                                    25               0
                                                  --------------------------

   NET INCOME                                     $     342        $    202
                                                  ==========================

   EARNINGS PER SHARE DATA:


       Primary                                    $     .11        $    .06
                                                  ==========================


       Fully Diluted                              $     .10        $    .06
                                                  ==========================

   WEIGHTED AVERAGE  COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:

       Primary                                        3,248           3,289
                                                  ==========================

       Fully Diluted                                  3,319           3,201
                                                  ==========================

                THE BETHLEHEM CORPORATION--CONSOLIDATED CONDENSED
                             STATEMENTS OF CASH FLOW
                          Three Months ended August 31
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three months ended
                                                             August 31


                                                          1997         1996
                                                          ----         ----

Cash flow provided by operating activities:         $      481     $    211

Cash flow used in investing activities:                    (32)         (45)

Cash flow used in financing activities:                   (236)        (172)
                                                    -----------    ---------

NET INCREASE (DECREASE) IN CASH                            213           (6)

CASH
  BEGINNING OF PERIOD                                       36           19
                                                    -----------    ---------
CASH
   END OF PERIOD                                     $     249     $     13
                                                    ===========    =========

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               --------------------------------------------------

FINANCIAL STATEMENT PRESENTATION :

1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the 1997 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the quarter ended August 31, 1997 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1998.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at August 31, 1997:

              Raw materials & components                $      271
              Work in process                                1,414
              Finished goods                                 3,164
              Less: reserve for obsolete inventory            (256)
                                                         ---------
                                                             4,593
              Less:  non current inventory                  (2,113)
                                                         $   2,480
                                                         =========


4. Net earnings per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
------   ------------------------------------


Results of Operations for the Quarter Ended August 31, 1997 ("Fiscal 1998") and for the Quarter ended August 31, 1996 ("Fiscal 1997")

         The Company's total sales were $4,706,000 for the first quarter of fiscal 1998 compared to $4,003,000 for the first quarter of fiscal 1997, an increase of $703,000 or 18%. Sales for the first quarter of fiscal 1998 in the Thermal Process Unit, Environmental Systems Unit, Rebuild/Remanufacture Unit and Specialty Heavy Machining and Fabrication Services Unit were higher than recorded for the first quarter of fiscal 1997. The increase in sales is mainly attributable to increased sales in Environmental Systems. The Company's two largest customers accounted for 24% and 13% respectively of the Company's sales for the first quarter of fiscal 1998.

         Gross profit was $1,304,000 or 28% of sales for the first quarter of fiscal 1998 compared to gross profit of $1,245,000 or 31% of sales for the first quarter of fiscal 1997. Decreased sales in the Company's Filtration Business Unit for the first quarter of fiscal 1998 was the primary factor for the lower gross profit margin. The gross profit margin recognized in the first quarter of fiscal 1997 for this business unit was higher than the gross profit margins recorded in other business units. The Company continues to focus on decreasing manufacturing overhead expenses as well as increasing production efficiency.

         The Company reported operating income of $498,000 for the first quarter of fiscal 1998 compared to operating income of $312,000 for the first quarter of fiscal 1997. Selling and administrative expenses were $806,000 or 17% of sales for the first quarter of fiscal 1998 compared to $933,000 or 23% of sales for the first quarter of fiscal 1997. The decrease in selling, general and administrative expenses was due to decreased salary and fringe benefits as well as decreased legal expenses. Decreased salary and fringe benefits were due to reductions in personnel. Other expenses were $181,000 for the first quarter of fiscal 1998 as compared to $110,000 for the first quarter of fiscal 1997. In the first quarter of fiscal 1997, a settlement was recorded on a trade payable in the amount of $56,000. Income before taxes for the first quarter of fiscal 1998 was $317,000 compared to $202,000 for the first quarter of fiscal 1997.

         The Company's income tax benefit for the first quarter of fiscal 1998 was $25,000. Based on first quarter earnings and estimated earnings for the balance of fiscal 1998, which include earnings on existing contracts, management considers realization of the unreserved deferred tax asset at August 31, 1997 more likely than not. Based on an assessment of all available evidence, in the fourth quarter of the Company's fiscal year ended May 31, 1997, an income tax benefit of $100,000 was recognized. Net income for the first quarter of fiscal 1998 was $342,000 compared to $202,000 for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1998, $481,000 of cash was provided by operating activities compared to $211,000 of cash provided by operating activities for the first quarter of fiscal 1997. The Company's accounts receivable, inventories and accounts payable decreased in the first quarter of fiscal 1998. The decrease in accounts receivable was due to the timely receipt of milestone and progress payments on several major contracts. The decrease in inventories was due to increased sales of used equipment. The decrease in accounts payable was attributable to payments made to suppliers and third party service providers.

         Cash flow used for investing activities was $32,000 for the first quarter of fiscal 1998 compared to $45,000 for the first quarter of fiscal 1997. The Company's current commitment for capital expenditures in fiscal 1998 includes approximately $300,000 for energy efficiency upgrades and upgrades to existing plant equipment.

         Cash flow used for financing activities was $236,000 for the first quarter of fiscal 1998 compared to cash flow used for financing activities of $172,000 for the first quarter of fiscal 1997. From time to time in the ordinary course of business, Universal Process Equipment ("UPE"), a related party, advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition another advance of $250,000 was made to the Company by UPE in October 1996. As of October 10, 1997, these two advances remain outstanding. The interest rate on the advances is prime plus 1%.

         On February 28, 1997, the Company purchased a complete two stage environmental thermal process system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from UPE at an interest rate of prime plus 2.5%. This loan will be repaid from the proceeds of the sale of the specific equipment purchased. The Company also secured a loan with the Royal Bank of Canada in the amount of $320,000 to assist with the buy-out of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. This loan was paid in full in September 1997.

         The Company believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet operating requirements through the fiscal year ending May 31, 1998. The Company is presently working to increase its credit facility so the Company can expand working capital and make available additional capital for inventory acquisition.

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

         Backlog as of August 31, 1997 was $9,033,000 compared to backlog of $9,843,000 at August 31, 1996. New orders received by the Company for the first quarter of fiscal 1998 were $4,239,000 compared to new orders of $3,382,000 for the first quarter of fiscal 1997.

Part II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

                  Exhibits:  Exhibit 27

                  There were no reports on Form 8-K filed for the three months ended August 31, 1997.

                                   SIGNATURES
                                   ----------

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE BETHLEHEM CORPORATION

                                                   /s/ Alan H. Silverstein
                                                   ----------------------------
                                                   Alan H. Silverstein
                                                   President, Director and
                                                   Chief Executive Officer

                                                   /s/ Antoinette L. Martin
                                                   ----------------------------
                                                   Antoinette L. Martin
                                                   Vice President, Finance
                                                   (Principal Financial and
                                                   Accounting Officer)



Date:  October 15, 1997