Form 10QSB
period 1997-11-30
BETHLEHEM CORP
filed 1998-01-14
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997
                         (Second Quarter of Fiscal 1998)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 1-4676

                                        *

                            THE BETHLEHEM CORPORATION

Incorporated in PENNSYLVANIA                 I.R.S.Employer I.D. No. 24-0525900

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

               YES  X                                  NO
                   ---                                    ---
                                        *


Number of shares outstanding of the issuer's classes of common stock as of November 30, 1997: 1,938,520.

Number of pages in this report:  14

                                   FORM 10-QSB

                                      INDEX



PART I.  Financial Information:                                         Page No.

           Consolidated  Balance  Sheet as of  November  30,
           1997 (unaudited) and May 31, 1997.........................     3

           Consolidated  Statements  of Income for the three
           months   ended   November   30,   1997  and  1996
           (unaudited)...............................................     5

           Consolidated  Statements  of  Income  for the six
           months   ended   November   30,   1997  and  1996
           (unaudited)...............................................     6

           Consolidated  Condensed  Statements of Cash Flows
           for the six months  ended  November  30, 1997 and
           1996 (unaudited)..........................................     7

           Notes to Financial Statements.............................     8

           Management's Discussion and Analysis .....................     9


PART II. Other Information:

           Legal  Proceedings,  Exhibits and Reports on Form
           8-K.......................................................    12

           Signatures................................................    14

                         Part I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

             THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:                                                             November 30, 1997       May 31, 1997
       Cash                                                                       $     63           $     36
       Accounts receivable (net of allowance
        for doubtful accounts of $132 and
          $219)                                                                      3,482              2,667
       Accounts receivable - related parties                                         2,125              2,061
       Costs and estimated earnings in excess of
          billings on long-term
          contracts                                                                    661              1,305
       Inventories                                                                   3,677              2,729
       Prepaid expenses and other current assets                                       124                 94
       Deferred tax asset                                                              150                100
                                                                                  --------           --------

          Total Current Assets                                                      10,282              8,992
                                                                                  --------           --------


     PROPERTY, PLANT AND EQUIPMENT, at cost                                         10,280             10,134
       Less: accumulated depreciation and amortization                              (7,566)            (7,397)
                                                                                  --------           --------

          Property, Plant and Equipment, Net                                         2,714              2,737
                                                                                  --------           --------


     OTHER ASSETS:
       Intangibles (net of $74  and $20 of accumulated amortization)                   324                340
       Inventories, non current                                                      2,030              2,300
       Intangible pension and deferred compensation plan assets                        204                204
       Other                                                                           255                246
                                                                                  --------           --------

          Total Other Assets                                                         2,813              3,090
                                                                                  --------           --------

                                                                                  $ 15,809           $ 14,819
                                                                                  ========           ========

             THE BETHLEHEM CORPORATION--CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:                                                  November 30, 1997     May 31, 1997

       Current maturities of long-term debt                              $  1,926            $    632
       Accounts payable                                                     3,294               2,776
       Accounts payable - related parties                                   2,494               2,297
       Accrued liabilities                                                    627                 700
       Billings in excess of costs and estimated earnings
         on long-term contracts                                             1,953               1,389
       Commissions Payable                                                    110                 213
       Note Payable - related party                                           930                 930
                                                                         --------            --------

            Total Current Liabilities                                      11,334               8,937
                                                                         --------            --------

     OTHER LIABILITIES:
       Accounts payable, long term                                          1,390               1,410
       Long-term debt,  net of current maturities                           2,118               3,951
       Deferred compensation and other pension
         liabilities                                                          959               1,132
                                                                         --------            --------

            Total Long Term Liabilities                                     4,467               6,493
                                                                         --------            --------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY (DEFICIT) :
       Preferred stock - authorized, 5,000,000 shares
         without par value; none issued or outstanding
       Common stock - authorized, 20,000,000 shares
         without par value; stated value of $.50 per share;
         1,938,532 shares issued; 1,938,520 shares outstanding                969                 969
       Additional paid-in capital                                           4,995               4,995
       Accumulated deficit                                                 (5,956)             (6,575)
                                                                         --------            --------
                                                                                8                (611)
       Less treasury stock, at cost, 12 shares                               --                  --

                                                                         --------            --------
            Total Stockholders' Equity (DEFICIT)                                8                (611)
                                                                         --------            --------

                                                                         $ 15,809            $ 14,819
                                                                         ========            ========

           THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended November 30
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                     1997               1996


     NET SALES                                     $ 3,479            $ 4,740
     COST OF GOODS SOLD                              2,174              3,504
                                                   --------------------------

     GROSS PROFIT                                    1,305              1,236
                                                   --------------------------

     OPERATING EXPENSES:
         Selling                                       278                295
         General and Administrative                    555                619
                                                   --------------------------
                                                       833                914
                                                   --------------------------

             Operating Income                          472                322
                                                   --------------------------

     OTHER INCOME (EXPENSE):
         Interest expense                             (145)              (169)
         Other income  (expense)                         4                (19)
                                                   --------------------------
                                                      (141)              (188)
                                                   --------------------------

             Income before income taxes                331                134

     INCOME TAX PROVISION                              (54)               -0-
                                                   --------------------------

     NET INCOME                                    $   277            $   134
                                                   ==========================

     EARNINGS PER SHARE DATA:

         Primary                                   $   .08            $   .04
                                                   ==========================

         Fully Diluted                             $   .08            $   .04
                                                   ==========================

     WEIGHTED AVERAGE  COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:

         Primary                                     3,401              3,239
                                                   ==========================

         Fully Diluted                               3,462              3,241
                                                   ==========================

           THE BETHLEHEM CORPORATION CONSOLIDATED STATEMENTS OF INCOME
                          Six months ended November 30
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                  1997            1996


   NET SALES                                   $    8,185      $    8,743
   COST OF GOODS SOLD                               5,576           6,262
                                              ----------------------------

   GROSS PROFIT                                     2,609           2,481
                                              ----------------------------

   OPERATING EXPENSES:
       Selling                                        553             593
       General and Administrative                   1,086           1,254
                                              ----------------------------
                                                    1,639           1,847
                                              ----------------------------

           Operating Income                           970             634
                                              ----------------------------

   OTHER INCOME (EXPENSE):
       Interest expense                              (310)           (314)
       Other income  (expense)                        (12)             16
                                              ----------------------------
                                                     (322)           (298)
                                              ----------------------------

           Income before income taxes                 648             336

   INCOME TAX PROVISION                               (29)            -0-
                                              ----------------------------

   NET INCOME                                  $      619      $      336
                                              ============================

   EARNINGS PER SHARE DATA:

       Primary                                 $      .19      $      .10
                                              ============================

       Fully Diluted                           $      .18      $      .10
                                              ============================

   WEIGHTED AVERAGE  COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:

       Primary                                      3,341           3,320
                                              ============================

       Fully Diluted                                3,462           3,330
                                              ============================

   THE BETHLEHEM CORPORATION--CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Six Months ended November 30
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Six months ended
                                                                           November 30
                                                                     1997               1996
                                                                     ----               ----

Cash flow provided by (used in) operating activities            $     712            $   (28)


Cash flow used in investing activities:                              (146)               (92)


Cash flow provided by (used in) financing activities:                (539)               153
                                                              -------------------------------

NET INCREASE IN CASH                                                   27                 33

CASH
  BEGINNING OF PERIOD                                                  36                 19
                                                              -------------------------------

CASH

  END OF PERIOD                                                 $      63          $      52
                                                              ===============================


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

2. The results of operations for the six months ended November 30, 1997 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1998.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at November 30, 1997:

              Raw materials & components                     $     265
              Work in process                                    2,523
              Finished goods                                     3,200
              Less: reserve for obsolete inventory                (281)
                                                                ------
                                                                 5,707
              Less:  non current inventory                      (2,030)
                                                                ------
                                                                $3,677
                                                                ======

4. Net earnings per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations for the Quarter Ended November 30, 1997 and for the six months ended November 1997 ("Fiscal 1998") and for the Quarter ended November 30, 1996 and for the six months ended November 1996 ("Fiscal 1997")

         The Company's sales were $3,479,000 for the second quarter of Fiscal 1998 compared to sales of $4,740,000 for the second quarter of Fiscal 1997, a decrease of $1,261,000 or 27%. Gross profit was $1,305,000 or 38% of sales for the second quarter of Fiscal 1998 compared to gross profit of $1,236,000 or 26% of sales for the second quarter of Fiscal 1997. Sales were $8,185,000 for the first six months of Fiscal 1998 compared to sales of $8,743,000 for the first six months of Fiscal 1997, a decrease of $558,000 or 6%. Gross profit was $2,609,000 or 32% of sales for the first six months of Fiscal 1998 compared to gross profit of $2,481,000 or 28% of sales for the first six months of Fiscal 1997.

         Decreased sales in the Company's Thermal Process Unit was the primary reason for the lower sales recorded over Fiscal 1997 levels. The increased gross profit margins were due to higher profit margins recorded over Fiscal 1997 margins in the Company's subsidiary, Bethlehem Advanced Materials. The Company also recorded higher profit margins over Fiscal 1997 margins in the Company's Thermal Process Unit.

         The Company's largest customers accounted for 19%, 15% and 12% of the Company's sales for the first six months of Fiscal 1998.

         The Company reported operating income of $472,000 or 14% of sales for the second quarter of Fiscal 1998 compared to operating income of $322,000 or 7% of sales for the second quarter of Fiscal 1997. Operating income for the first six months of Fiscal 1998 was $970,000 or 12% of sales compared to operating income of $634,000 for the first six months of Fiscal 1997 or 7% of sales. Selling, general and administrative expenses were $833,000 or 24% of sales for the second quarter of Fiscal 1998 compared to $914,000 or 19% of sales for the second quarter of Fiscal 1997. Selling, general and administrative expenses were $1,639,000 or 20% of sales for the first six months of Fiscal 1998 compared to $1,847,000 or 21% of sales for the same period last year. The decrease in selling, general and administrative expenses was due to decreased salary and fringe benefit expenses as well as decreased legal expenses. The decrease in salary and fringe benefits was due to reductions in personnel.

         Interest expense was $145,000 for the second quarter of Fiscal 1998 compared to interest expense of $169,000 for the second quarter of Fiscal 1997. Interest expense was $310,000 for the first six months of Fiscal 1998 compared to $314,000 for the same period last year. Income before taxes for the second quarter of Fiscal 1998 was $331,000 compared to $134,000 for the same period last year. Income before taxes for the first six months of Fiscal 1998 was $648,000 compared to $336,000 for the same period last year.

         The Company recorded a state income tax provision of $79,000 in the second quarter of Fiscal 1998. The Company also recorded an income tax benefit of $25,000 for the second quarter of Fiscal 1998. The year to date income tax benefit, primarily related to federal taxes, recorded by the Company in fiscal 1998 is $50,000. Based on the Company's year to date earnings and estimated earnings for the balance of Fiscal 1998, which include earnings on existing contracts, management considers realization of the unreserved deferred tax asset at November 30, 1997 more likely than not.

          Net income for the second quarter of Fiscal 1998 was $277,000 compared to net income of $134,000 for the second quarter of Fiscal 1997. Net income for the first six months of Fiscal 1998 was $619,000 compared to net income of $336,000 for the first six months of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of Fiscal 1998, $712,000 of cash was provided by operating activities compared to $28,000 of cash used for operating activities for the first six months of Fiscal 1997. The Company's accounts receivable and inventories increased by approximately $913,000 for the first six months of Fiscal 1998. The increase in accounts receivable was due to increased billings on contracts. The increase in inventory was due to increased material purchases for work in process. Accounts payable increased $805,000 and billings in excess of costs and profits increased $564,000. The increase in accounts payable was due to increased purchases for work in process. Billings in excess of costs and estimated earnings increased due to advance billings on major contracts.

         Cash flow used for investing activities, principally capital expenditures, was $146,000 for the first six months of Fiscal 1998 compared to $92,000 for the first six months of Fiscal 1997. The Company's current commitment for capital expenditures for the year ending May 31, 1998 approximates $300,000 for energy efficiency upgrades, upgrades to existing plant equipment and upgrades to the Company's offices.

         Cash flow used for financing activities equaled $539,000 for the first six months of Fiscal 1998 compared to cash flow provided by financing activities for the first six months of Fiscal 1997 of $153,000. On February 28, 1997, the Company purchased a complete two stage environmental system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from Universal Process Equipment ("UPE"), a related party, at an interest rate of prime plus 2.5%. This loan will be repaid from the proceeds of the sale of the specific equipment purchased. The Company also secured a loan with the Royal Bank of Canada in the amount of $320,000 to assist with the buy-out of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. This loan was repaid in full in September of 1997.

          On December 12, 1997, the Company prepaid its mortgage loan in the amount of $1,481,205 to Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. from proceeds received from a $2 million five year mortgage loan from Ocwen Federal Bank. The loan is collateralized by a first mortgage lien on all real estate owned by the Company. The loan bears interest at 11.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 20 year period with a final payment of all then outstanding principal and interest. The balance of the loan proceeds will be used for capital improvements and working capital purposes.

         From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operations. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of January 12, 1997, these two advances remain outstanding.

         The Company believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet operating requirements through the fiscal year ending May 31, 1998. The Company is presently working to increase its credit facility so the Company can expand working capital and make available capital for inventory acquisition.

         Backlog of $7,546,000 at November 30, 1997 compared to backlog of $7,124,000 at November 30,1996. Orders received for the second quarter of Fiscal 1998 were $1,992,000 compared to orders received of $2,021,000 for the second quarter of Fiscal 1997. Orders received for the first six months of Fiscal 1998 were $6,231,000 compared to $6,016,000 for the first six months of Fiscal 1997.

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's proprietary rights, environmental considerations and its ability to obtain contracts in the future. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           Part II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

         The Court recently entered its Order approving the final consent decree in UNITED STATES VS. CHARLES CHRIN, ET. AL. The Company "opted in" to the proposed settlement in 1994 and previously paid in its full contribution.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         Exhibits: Appendix A

There were no reports on Form 8-K filed for the three months ended November 30, 1997.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE BETHLEHEM CORPORATION


                                            /S/ Alan H. Silverstein
                                            -------------------------
                                            Alan H. Silverstein
                                            President, Director and
                                            Chief Executive Officer


                                            /S/ Antoinette L. Martin
                                            -------------------------
                                            Antoinette L. Martin
                                            Vice President, Finance
                                            (Principal Financial and
                                            Accounting Officer)



Date:  January 13, 1998