Form 10QSB
period 1998-02-28
BETHLEHEM CORP
filed 1998-04-14
CIK 11856

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998
                         (Third Quarter of Fiscal 1998)

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

                            Telephone: (610) 258-7111
                                        *
The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.

               YES   /X/                                    NO   / /
                                        *

Number of shares outstanding of the issuer's classes of common stock as of February 28, 1998: 1,938,520.

Number of pages in this report:  14

                                   FORM 10-QSB

                                      INDEX



PART I.   Financial Information:                                        Page No.

             Consolidated Balance Sheet as of February 28, 1998 (unaudited)
             and May 31, 1997................................................. 3

             Consolidated Statements of Income for the three months
             ended February 28, 1998 and 1997 (unaudited)..................... 5

             Consolidated Statements of Income for the nine months
             ended February 28, 1998 and 1997 (unaudited)..................... 6

             Consolidated Condensed Statements of Cash Flows for the nine months ended February 28, 1998 and 1997 (unaudited).............. 7

             Notes to Financial Statements.................................... 8

             Management's Discussion and Analysis ............................ 9


PART II.  Other Information:

             Legal Proceedings, Exhibits and Reports on Form 8-K............. 12

             Signatures...................................................... 13

PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:                                                                                  February 28, 1998      May 31, 1997
                                                                                                 -----------------      ------------
Cash                                                                                                 $    379              $     36
  Accounts receivable (net of allowance
     for doubtful accounts of $125 and $219)                                                            2,989                 2,667
  Accounts receivable - related parties                                                                 2,277                 2,061
  Costs and estimated earnings in excess of
     billings on long-term contracts                                                                      393                 1,305

  Inventories                                                                                           4,231                 2,729
  Prepaid expenses and other current assets                                                               239                    94
  Deferred tax asset                                                                                      175                   100
                                                                                                     --------              --------

     Total Current Assets                                                                              10,683                 8,992
                                                                                                     --------              --------


PROPERTY, PLANT AND EQUIPMENT, at cost                                                                 10,391                10,134
  Less: accumulated depreciation and amortization                                                      (7,654)               (7,397)
                                                                                                     --------              --------

     Property, Plant and Equipment, Net                                                                 2,737                 2,737
                                                                                                     --------              --------


OTHER ASSETS:
  Intangibles (net of $81 and $20 of accumulated amortization)                                            317                   340
  Inventories, non current                                                                              2,020                 2,300
  Intangible pension and deferred compensation plan assets                                                204                   204
  Other                                                                                                   243                   246
                                                                                                     --------              --------

             Total Other Assets                                                                         2,784                 3,090
                                                                                                     --------              --------

                                                                                                     $ 16,204              $ 14,819
                                                                                                     ========              ========

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:                                                                            February 28, 1998      May 31, 1997
                                                                                                -----------------      ------------
  Current maturities of long-term debt                                                              $  1,801               $    632
  Accounts payable                                                                                     2,961                  2,776
  Accounts payable - related parties                                                                   2,614                  2,297
  Accrued liabilities                                                                                    646                    700
  Billings in excess of costs and estimated earnings
    on long-term contracts                                                                             2,312                  1,389
  Commissions Payable                                                                                    111                    213
  Note Payable - related party                                                                           707                    930
                                                                                                    --------               --------

       Total Current Liabilities                                                                      11,152                  8,937
                                                                                                    --------               --------

OTHER LIABILITIES:
  Accounts payable, long term                                                                          1,379                  1,410
  Long-term debt,  net of current maturities                                                           2,599                  3,951
  Deferred compensation and other pension
    liabilities                                                                                          978                  1,132
                                                                                                    --------               --------

       Total Long Term Liabilities                                                                     4,956                  6,493
                                                                                                    --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock - authorized, 5,000,000 shares
    Without par value; none issued or outstanding
  Common stock - authorized, 20,000,000 shares
    Without par value; stated value of $.50 per share;
    1,938,532 shares issued; 1,938,520 shares outstanding                                                969                    969
  Additional paid-in capital                                                                           4,995                  4,995
  Accumulated deficit                                                                                 (5,868)                (6,575)
                                                                                                    --------               --------
                                                                                                          96                   (611)
  Less treasury stock, at cost, 12 shares                                                               --                     --

                                                                                                    --------               --------
       Total Stockholders' Equity (Deficit)                                                               96                   (611)
                                                                                                    --------               --------

                                                                                                    $ 16,204               $ 14,819
                                                                                                    ========               ========

                            THE BETHLEHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended February 28
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                   1998                       1997
                                                                                                 -------                    -------

NET SALES                                                                                        $ 3,543                    $ 4,077

COST OF GOODS SOLD                                                                                 2,338                      2,852
                                                                                                 -------                    -------

GROSS PROFIT                                                                                       1,205                      1,225
                                                                                                 -------                    -------

OPERATING EXPENSES:
    Selling                                                                                          243                        301
    General and Administrative                                                                       701                        684
                                                                                                 -------                    -------
                                                                                                     944                        985
                                                                                                 -------                    -------

        Operating Income                                                                             261                        240
                                                                                                 -------                    -------

OTHER INCOME (EXPENSE):
    Interest expense                                                                                (195)                      (148)
    Write off of financing fees                                                                      (48)                       -0-
    Other income                                                                                      45                         50
                                                                                                 -------                    -------
                                                                                                    (198)                       (98)
                                                                                                 -------                    -------

        Income before income taxes                                                                    63                        142

INCOME TAX  BENEFIT                                                                                   25                        -0-
                                                                                                 -------                    -------

NET INCOME                                                                                       $    88                    $   142
                                                                                                 =======                    =======

EARNINGS PER SHARE DATA:

    Primary                                                                                      $   .03                    $   .04
                                                                                                 =======                    =======

    Fully Diluted                                                                                $   .03                    $   .04
                                                                                                 =======                    =======

WEIGHTED AVERAGE  COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:

    Primary                                                                                        3,439                      3,287
                                                                                                 =======                    =======

    Fully Diluted                                                                                  3,439                      3,288
                                                                                                 =======                    =======


                            THE BETHLEHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          Nine months ended February 28
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 1998                        1997
                                                                                               --------                    --------
NET SALES                                                                                      $ 11,728                    $ 12,820

COST OF GOODS SOLD                                                                                7,914                       9,114
                                                                                               --------                    --------

GROSS PROFIT                                                                                      3,814                       3,706
                                                                                               --------                    --------

OPERATING EXPENSES:
    Selling                                                                                         796                         894
    General and Administrative                                                                    1,787                       1,905
                                                                                               --------                    --------
                                                                                                  2,583                       2,799
                                                                                               --------                    --------

        Operating Income                                                                          1,231                         907
                                                                                               --------                    --------

OTHER INCOME (EXPENSE):
    Interest expense                                                                               (505)                       (495)
    Write off of financing fees                                                                     (48)                        -0-
    Other income                                                                                     33                          66
                                                                                               --------                    --------
                                                                                                   (520)                       (429)
                                                                                               --------                    --------

        Income before income taxes                                                                  711                         478

INCOME TAX  PROVISION                                                                                (4)                        -0-
                                                                                               --------                    --------

NET INCOME                                                                                     $    707                    $    478
                                                                                               ========                    ========

EARNINGS PER SHARE DATA:

    Primary                                                                                    $    .21                    $    .14
                                                                                               ========                    ========

    Fully Diluted                                                                              $    .21                    $    .14
                                                                                               ========                    ========

WEIGHTED AVERAGE  COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING:

    Primary                                                                                       3,378                       3,386
                                                                                               ========                    ========

    Fully Diluted                                                                                 3,432                       3,406
                                                                                               ========                    ========

                           THE BETHLEHEM CORPORATION
                 ONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          Nine Months ended February 28
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Nine months ended
                                                                                                          February 28
                                                                                                       1998                   1997
                                                                                                       ----                   ----
Cash flow provided by operating activities                                                           $ 1,006                $   151


Cash flow used in investing activities:                                                                 (257)                  (321)


Cash flow provided by (used in) financing activities:                                                   (406)                   200
                                                                                                     -------                -------

NET INCREASE IN CASH                                                                                     343                     30

CASH
  BEGINNING OF PERIOD                                                                                     36                     19
                                                                                                     -------                -------

CASH
  END OF PERIOD                                                                                      $   379                $    49
                                                                                                     =======                =======


                            THE BETHLEHEM CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION :


1. The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate. It is suggested that these interim financial statements be read in conjunction with the 1997 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the nine months ended February 28, 1998 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1998.

3. Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at February 28, 1998:

                       Raw materials & components             $   305
                       Work in process                          2,970
                       Finished goods                           3,259
                       Less: reserve for obsolete inventory      (283)
                                                              -------
                                                                6,251
                       Less:  non current inventory            (2,020)
                                                              -------
                                                              $ 4,231
                                                              -------


4. Net earnings per share was determined on the basis of the weighted average number of shares of common stock including, when applicable, dilutive stock options using the treasury stock method.

ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for the Quarter Ended February 28, 1998 and for the nine months ended February 28, 1998 ("Fiscal 1998") and for the Quarter ended February 28, 1997 and for the nine months ended February 28, 1997 ("Fiscal 1997")

            The Company's sales were $3,543,000 for the third quarter of Fiscal 1998 compared to sales of $4,077,000 for the third quarter of Fiscal 1997, a decrease of $534,000 or 13%. Gross profit was $1,205,000 or 34% of sales for the third quarter of Fiscal 1998 compared to gross profit of $1,225,000 or 30% of sales for the third quarter of Fiscal 1997. Sales were $11,728,000 for the first nine months of Fiscal 1998 compared to sales of $12,820,000 for the first nine months of Fiscal 1997, a decrease of $1,092,000 or 9%. Gross profit was $3,814,000 or 33% of sales for the first nine months of Fiscal 1998 compared to gross profit of $3,706,000 or 29% of sales for the first nine months of Fiscal 1997.

            Decreased sales in the Company's Filtration and Thermal Process Units were the primary reasons for the lower sales recorded over Fiscal 1997 levels. Sales were lower in the Company's Thermal Process Unit because a contract with an Asian customer scheduled to be completed during the third quarter of Fiscal 1998 was delayed to the fourth quarter. The Company expects to complete this contract during the fourth quarter of Fiscal 1998. The increased gross profit margins were due to higher gross profit margins recorded over Fiscal 1997 margins in the Company's subsidiary, Bethlehem Advanced Materials and in the Company's Thermal Process Unit. The Company continues to focus on the development and marketing of its core capital equipment products and environmental systems inside and outside of the United States. The Company also continues to focus on increasing production efficiency as well as decreasing manufacturing overhead expenses in the manufacturing of its core products.

            The Company's four largest customers accounted for 17%, 15%, 12% and 10% of the Company's sales for the first nine months of Fiscal 1998.

            Selling, general and administrative expenses were $944,000 or 27% of sales for the third quarter of Fiscal 1998 compared to $985,000 or 24% of sales for the third quarter of Fiscal 1997. Selling, general and administrative expenses were $2,583,000 or 22% of sales for the first nine months of Fiscal 1998 compared to $2,799,000 or 22% of sales for the same period last year. The decrease in selling, general and administrative expenses was primarily due to reduced legal expenses. The Company reported operating income of $261,000 or 7% of sales for the third quarter of Fiscal 1998 compared to operating income of $240,000 or 6% of sales for the third quarter of Fiscal 1997. Operating income for the first nine months of Fiscal 1998 was $1,231,000 or 11% of sales compared to operating income of $907,000 for the first nine months of Fiscal 1997 or 7% of sales.

            Interest expense was $195,000 for the third quarter of Fiscal 1998 compared to interest expense of $148,000 for the third quarter of Fiscal 1997. Interest expense was $505,000 for the first nine months of Fiscal 1998 compared to $495,000 for the same period last year. In December of 1997, the Company prepaid its mortgage loan to Sterling Commercial Capital, Inc., FirstWall Street SBIC, L.P., and Interequity Capital Partners, L.P., and expensed the balance of capitalized financing fees related to the loan. The Company does not consider this write off to be material for Fiscal 1998 and accordingly has classified the write off as a component of Other Income (Expense). Excluding the write off of such loan fee, income before taxes for the third quarter of Fiscal 1998 was $111,000 compared to $142,000 for the same period last year. Income before taxes for the first nine months of Fiscal 1998 was $711,000 compared to $478,000 for the same period last year.

            The Company recorded a year to date income tax benefit, primarily related to federal taxes of $75,000 which was offset by a state income tax provision of $79,000. For comparative purposes, the Company did not record an income tax benefit for the Fiscal Year 1997 until the fourth quarter of Fiscal 1997. Based on the Company's year to date earnings and estimated earnings for the balance of Fiscal 1998, which include earnings on existing contracts, management considers realization of the unreserved deferred tax asset at February 28, 1998 more likely than not.

             Net income for the third quarter of Fiscal 1998 was $88,000 compared to net income of $142,000 for the third quarter of Fiscal 1997. Net income for the first nine months of Fiscal 1998 was $707,000 compared to net income of $478,000 for the first nine months of Fiscal 1997.


 LIQUIDITY AND CAPITAL RESOURCES

            During the first nine months of Fiscal 1998, $1,006,000 of cash was provided by operating activities compared to $151,000 of cash provided by operating activities for the first nine months of Fiscal 1997. The Company's accounts receivable and inventories increased by approximately $1,760,000 for the first nine months of Fiscal 1998. The increase in accounts receivable was due to increased billings on contracts. The increase in inventory was due to increased material purchases for work in process. Accounts payable increased $582,000 and billings in excess of costs and profits increased $923,000. The increase in accounts payable was due to increased purchases for work in process. Billings in excess of costs and estimated earnings increased due to advance billings on major contracts.

            Cash flow used for investing activities, principally capital expenditures, was $257,000 for the first nine months of Fiscal 1998 compared to $321,000 for the first nine months of Fiscal 1997. The Company's current commitment for capital expenditures for the year ending May 31, 1998 will approximate $300,000 for upgrades to existing plant equipment and upgrades to the Company's offices.

            Cash flow used for financing activities equaled $406,000 for the first nine months of Fiscal 1998 compared to cash flow provided by financing activities for the first nine months of Fiscal 1997 of $200,000. On February 28, 1997, the Company purchased acomplete two stage environmental system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from Universal Process Equipment ("UPE"), a related party, at an interest rate of prime plus 2.5%. During the third quarter of Fiscal 1998, the Company repaid $223,000 to UPE. The Company also secured a loan with the Royal Bank of Canada in the amount of $320,000 to assist with the buy-out of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. This loan was repaid in full in September of 1997.

             On December 12, 1997, the Company prepaid its mortgage loan in the amount of $1,481,205 to Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. from proceeds received from a $2 million five year mortgage loan from Ocwen Federal Bank. The loan from Ocwen Federal Bank is collateralized by a first mortgage lien on all real estate owned by the Company. The loan bears interest at 11.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 20 year period with a final payment of all then outstanding principal and interest. The balance of the loan proceeds will be used for capital improvements and working capital purposes.

            From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain obligations. These advances are repaid from operating cash flow. An advance of $250,000 was made to the Company in August 1996 by UPE. In addition, another advance of $250,000 was made to the Company by UPE in October 1996. As of April 11, 1998, these two advances remain outstanding.

            The Company believes that cash generated from existing business, new orders and sales of used equipment will be sufficient to meet operating requirements through the fiscal year ending May 31, 1998. The Company is presently working to increase its credit facility so the Company can expand working capital and make available capital for inventory acquisition.

            Backlog of $6,239,000 at February 28, 1998 compared to backlog of $7,669,000 at February 28, 1997. Orders received for the third quarter of Fiscal 1998 were $2,236,000 compared to orders received of $4,622,000 for the third quarter of Fiscal 1997. The Company's backlog was decreased in the third quarter by the amount of $1,611,000 for an order which was canceled during this period. Orders received for the first nine months of Fiscal 1998 were $8,467,000 compared to $10,638,000 for the first nine months of Fiscal 1997.

            This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's proprietary rights, environmental considerations and its ability to obtaincontracts in the future. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

            None.

Item 6.   EXHITITS AND REPORTS ON FORM 8-K
            Exhibits: Appendix A

There were no reports on Form 8-K filed for the nine months ended February 28, 1998.

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


Date:  April 14, 1998