Form 10KSB
period 1998-05-31
BETHLEHEM CORP
filed 1998-08-28
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

          For the fiscal year ended May 31, 1998.

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            THE BETHLEHEM CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         PENNSYLVANIA                                            24-0525900
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

25TH AND LENNOX STREETS, EASTON, PENNSYLVANIA                  18044-0348
---------------------------------------------                  ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------

       Common Stock, no par value                  American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes X   No
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

State issuer's revenues for its most recent fiscal year:  $16,271,000

As of August 18, 1998, 2,288,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,802,210 based on the average of the bid and asked prices on that date of $1.75.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

                        FORM 10-KSB ANNUAL REPORT - 1998

                            THE BETHLEHEM CORPORATION


PART I........................................................................1
        Item 1.   Description of Business.....................................1
        Item 2.   Description of Property.....................................5
        Item 3.   Legal Proceedings...........................................5
        Item 4.   Submission of Matters to a Vote of Security Holders.........5

PART II.......................................................................7
        Item 5.   Market for the  Company's  Common Equity and Related
                  Stockholder Matters.........................................7
        Item 6.   Management's Discussion and Analysis or Plan of Operation...7
        Item 7.   Financial Statements.......................................12
        Item 8.   Changes In and  Disagreements  With  Accountants  on
                  Accounting and Financial Disclosure........................12

PART III.....................................................................13
        Item 9.   Directors, Executive Officers, Promotors and Control
                  Persons;   Compliance  with  Section  16(a)  of  the
                  Exchange Act...............................................13
        Item 10.  Executive Compensation.....................................13
        Item 11.  Security  Ownership of Certain Beneficial Owners and
                  Management.................................................13
        Item 12.  Certain Relationships and Related Transactions.............13

PART IV......................................................................14
        Item 13.  Exhibits, List and Reports on Form 8-K.....................14

SIGNATURES...................................................................16

                                     PART I
                                     ------

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

CAPITAL EQUIPMENT, MACHINING AND FABRICATION

                    The Company's customers for its capital equipment include refineries, chemical, food, pharmaceutical and petrochemical firms. Its products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers and calciners. The Porcupine Processor(R) dries, heats or cools various chemicals, solids, or slurries. It reduces operating and installation costs and provides a free-flowing end product. The Bethlehem Tower Filter Press filters a wide range of slurries, operating automatically and uses a programmable logic control system. The Company operates a production facility that includes a full service laboratory equipped to test a broad range of materials and processes for filtration and thermal processing applications. The Company also has thermal processing and filtration pilot units available for use at customer sites for test processing. In conjunction with sales of capital equipment and systems, the Company provides engineering and design services and conducts an aftermarket business consisting primarily of remanufacture, repair, refurbishment and equipment upgrade services and spare parts sales. The Company markets its products through an international sales network covering markets in North and South America, Asia and Europe.

                    The Company serves these markets through three main business units:

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

                    o The Environmental Systems unit markets Thermal Desorption Systems for sale and rental. These systems, which usually include a Porcupine Processor(R), are used for treating hazardous and non-hazardous sludges, contaminated soils, drill cuttings and other waste streams. The market for these systems is currently driven by environmental regulations and is expected to grow.

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

STRATEGY

                    The Company's business strategy is to continue the technological development and marketing of its core capital equipment products and environmental systems. Additionally, the Company will focus on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets.

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

CUSTOMERS; EXISTENCE OF SHORT-TERM CONTRACTS

                    The Company's principal customers for its capital equipment are domestic and foreign manufacturers of chemicals, pharmaceuticals, foods, plastics, petrochemicals and environmental firms. The Company's principal customers for its high temperature furnaces and related tolling services are domestic and foreign manufacturers of carbon and graphite structures, and other advanced ceramic composite structures.

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

                    The Company's active customers for capital equipment include Dow Belgium N.V., Mobile Chemical Company, Shetland Leasing and Property Development Corporation, Eastman Chemical Company, Olin Corporation and Mexicana de Cobre, S.A. de C.V. Sales to Universal Process Equipment, Inc. ("UPE"), a significant shareholder of the Company accounted for approximately 8% of total sales in 1998 and approximately 1% of total sales in 1997. The Company's active customers for high temperature furnaces and tolling services are Allied Signal Inc., Graphite Products, Inc., Hexcel Corporation and Amoco Performance Products, Inc. Purchases by any single customer vary significantly from year to year according to such customer's capital equipment needs. The composition of the Company's customers may also vary from year to year.

SALES AND MARKETING

                    The Company markets its products to customers in North and South America, Asia and Europe, primarily by a direct sales and support staff based at its headquarters in Easton, Pennsylvania for its capital equipment products and services and in Knoxville, Tennessee for its high temperature furnace products and tolling services. The Company also relies on product sales representatives in some regions of North America and in certain geographic areas outside the United States. The Company's commission program with respect to such independent representatives varies depending on the type of product sold and the volume of sales over the course of a year. The percentage of sales generated from such independents equaled approximately 10% of total sales for the year ended May 31, 1998 and approximately 18% of total sales for the year ended May 31, 1997 and it is anticipated that the percentage of sales for the year ending May 31, 1999 will be approximately 15%.

BACKLOG

                    As of August 18, 1998, the Company had a backlog of orders equaling $4.7 million compared to $9.5 million for the same period last year. Orders comprising current backlog are expected to be filled during the fiscal year ending May 31, 1999.

RAW MATERIALS

                    The basic raw materials used in the Company's products are pipe and forgings, steel plate, bars and castings and in addition, in the high temperature furnace business, graphite and copper. Raw materials are available from a number of sources on comparable terms. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. Principal suppliers to the Company at May 31, 1998 were, Bush Miller, Citisteel USA, Inc., MG Industries Inc., and, in connection with the high temperature furnace business, Graphite Products Corp., Air Products and Chemicals Inc. and Graybar Electric Co.

DEVELOPMENT OF LITHIUM-ION RECHARGEABLE BATTERIES

                    BAM executed a License Agreement on December 20, 1995 with Sandia Corporation ("Sandia"), a multi-program laboratory operated by a subsidiary of Lockheed Martin Corp. for the U.S. Department of Energy. On July 13, 1998, BAM elected to abandon its license agreement with Sandia. The primary reason for the abandonment was a strategic decision on the part of the Company to focus on the growth of its core business.

PATENTS AND TRADEMARKS

                    The Company depends upon its proprietary technology and expertise. The Company relies principally upon trade secret and copyright law to protect its proprietary technology and owns no patents which are material to its business. The Company recently filed a patent application for a new generation of its tower filter product line. The Company regularly enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its trade secrets and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors have not and will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

COMPETITION

                    The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in the chemical, pharmaceutical, food, plastic and petrochemical processing markets and the Company competes with various other furnace manufacturers and toll processors. Numerous competitors of varying sizes compete with the Company in one or more of its product lines. A number of the Company's competitors are divisions or subsidiaries of larger companies with significantly greater financial, marketing, managerial and other resources than those of the Company. The Company believes that the principal competitive factors affecting its core proprietary equipment business are price, performance, delivery, breadth of product line, product availability, experience and customer support. The Company believes that the principal areas of competition for its high temperature furnace sales segment are price, quality, delivery, skill and experience in developing specialized equipment aimed at a customer's specific materials requirement. The Company believes that the principal areas of competition for its toll processing operations are the ability to reliably meet the customer's quality specification and program requirements, including volume and price considerations.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS

                    For the year ending May 31, 1998, the Company's five largest customers individually accounted for 11% to 17% of the Company's sales (68% in the aggregate). The customers are Shetland Leasing and Property Development Corporation, Eastman Chemical Company, Great Hope International Investment, Ltd., Foster Wheeler Corporation and Allied Signal, Inc.

EMPLOYEES

                    As of August 18, 1998, the Company had 111 full-time employees, including 23 employees of BAM. Of these, 86 are engaged in manufacturing and technical services, 11 in marketing and sales and 14 in administrative functions.

                    The production employees at the Easton, Pennsylvania facility (44 persons) are represented by their own bargaining unit called The Bethlehem Corporation Employees Association. A three-year labor contract was ratified with this Association on July 31, 1998 and is due to expire on July 31, 2001. The employees at the Knoxville, Tennessee facility are not represented by any collective bargaining organization. The Company believes that its relations with its employees are good.

ENVIRONMENTAL IMPACT AND REGULATION

                    The operations at the Company's Knoxville, Tennessee plant utilize fume destruction and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions that are regulated and permitted by Knox County, Tennessee, Department of Air Pollution Control (the "KCDOAPC"). Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company has also received from the KCDOAPC additional permits necessary to expand its operations to allow increased carbon processing, chlorine purification and the operation of a second afterburner.

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

                    The Company owns a complex on 29 acres consisting of four major heavy manufacturing buildings, a laboratory, a two-story office building, miscellaneous storage and service buildings and a one-story office building located near the City of Easton in Northampton County, Pennsylvania. The facility is an integrated production facility, conducting engineering, fabrication, forming, machining, assembly, heat treating, finishing and testing. The machine and assembly floor area is 100,000 square feet and is serviced by a 70 ton lifting capacity crane. Complete shipping facilities are available by truck with access to major interstate systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                    As of August 18, 1998, the Company's Easton facilities were subject to a first mortgage loan and a second lien. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                    BAM leases a 33,600 square foot manufacturing and office building in Knoxville, Tennessee for capital equipment manufacturing, toll processing and related administrative services and marketing. The facility is equipped with several furnace systems with capabilities of firing in excess of 3000(Degree)C. It is located in an industrial park with excellent access to major interstate highways and a modern airport. The lease expires September 30, 2000, but provisions for the lease provide for two additional three year rental terms. The Knoxville lease has a monthly base rent of approximately $8,800. The Company believes this facility is suitable and adequate for its present operations there. The Company is a guarantor of payment on this lease.

Item 3.             LEGAL PROCEEDINGS

                    None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    Matters submitted to a vote of security holders at Annual Meeting of Stockholders held on April 23, 1998:

                    o Election of eight directors, each to serve for a term of one year and until the next annual meeting of Stockholders and until their successors are duly elected and qualify;


                    o Approval of the grant of stock options to each of UPE, James L. Leuthe and Salvatore J. Zizza in exchange for debt guarantees and services to the Company.


                    o Approval of the issuance of 350,000 shares of the Company's common stock, no par value, to UPE.

                    o         Approval  of  an   amendment   to  the   Company's
                              Certificate of Incorporation confirming cumulative voting in the election of directors.

                    o Ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending May 31, 1998.

                    VOTING RESULTS

                    o         Election of eight directors:

                           Number of Shares of      Number of Shares of Common
                           Common Stock - For:      Stock - Withheld Authority:
 -------------------------------------------------------------------------------
 Harold Bogatz                  1,687,516                      0
 B. Ord Houston                 1,687,889                      0
 Jan P. Gale                    1,687,908                      0
 Ronald H. Gale                 1,687,894                      0
 Salvatore J. Zizza             1,687,889                      0
 Alan H. Silverstein            1,687,904                      0
 James L. Leuthe                1,687,913                      0
 James F. Lomma                 1,687,669                      0

    o     Grant of Stock Options to UPE, James L. Leuthe and Salvatore J. Zizza:

                        NUMBER OF SHARES OF COMMON STOCK

              FOR     1,094,494               AGAINST             35,672
              ABSTAIN    16,108               BROKER NON-VOTES   542,019

    o     Issuance of 350,000  shares of the Company's  Common Stock, to UPE:

                        NUMBER OF SHARES OF COMMON STOCK

              FOR     1,112,072               AGAINST            28,407
              ABSTAIN     5,795               BROKER NON-VOTES  542,019

    o Amendment to the Company's Certificate of Incorporation confirming cumulative voting in the election of directors:

                        NUMBER OF SHARES OF COMMON STOCK

              FOR     1,106,405               AGAINST            26,453
              ABSTAIN    13,416               BROKER NON-VOTES  542,019

    o Ratification of BDO Seidman, LLP as independent auditors of the Company for the Fiscal Year ending May 31, 1998:

                        NUMBER OF SHARES OF COMMON STOCK

              FOR     1,184,391               AGAINST               969
              ABSTAIN     2,933               BROKER NON-VOTES        0

                                     PART II
                                     -------

Item 5.             MARKET  FOR  THE   COMPANY'S   COMMON   EQUITY  AND  RELATED
                    STOCKHOLDER MATTERS

                    The Company's Common Stock, no par value, (the "Common Stock") is traded under the symbol "BET" on the American Stock Exchange ("AMEX"). The following table sets forth the high and low sales prices for the Common Stock, for the periods indicated, as reported by the AMEX.

                                                       LOW ($)        HIGH ($)
                                                       -------        --------
                           1997 FISCAL YEAR
                           First Quarter                1.88           2.75
                           Second Quarter               1.94           3.00
                           Third Quarter                1.88           2.75
                           Fourth Quarter               1.88           2.38

                           1998 FISCAL YEAR
                           First Quarter                1.88           2.50
                           Second Quarter               2.06           3.81
                           Third Quarter                2.56           3.25
                           Fourth Quarter               2.50           3.88


                    As of August 18, 1998, there were approximately 854 holders of record of the Company's Common Stock.

                    On May 31, 1998, 350,000 shares of the Company's common stock were issued to UPE in consideration for a 50% ownership interest in certain resale inventory, which consists primarily of tower presses, rotary vacuum dryers, double cone dryers and vacuum freeze dryers owned by UPE. See "Management's Discussion and Analysis of Financial Condition of Plan of Operation - fiscal year ended May 31, 1998, compared to fiscal year ended May 31, 1997."

                    The Company did not declare any cash dividends on its Common Stock during Fiscal 1998 or Fiscal 1997. The Company's new financing with PNC Bank, N.A., in the amount of $4 million imposes certain limitations with respect to payment of cash dividends (See "Management's Discussion and Analysis of Plan of Operation--Liquidity and Capital Resources"). The Company plans to retain any earnings to provide for the development and growth of the Company.

Item 6.             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION
                    COMPANY OVERVIEW

                    The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company designs, manufactures, markets and services a product line of capital equipment and systems used to process materials for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining, fabrication and the rebuilding and remanufacture of specialty process equipment. In addition, the Company, through BAM, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries.

                    All three of the Company's business units each serve several billion dollar worldwide markets. The Company expects the future size of each of these markets to remain in the billions of dollars.

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

                                    o             Technology barrier is medium.

                                    o             Competition is worldwide.

                    (2)             ENVIRONMENTAL SYSTEMS UNIT

                                    o             Markets are concentrated.

                                    o             Technology barrier is medium.

                                    o             Competition is worldwide.

                    The Company's customer concentration has historically been limited to segments such as military, chemical process, power generating or ferrous and nonferrous producers. More recently, the Company has sought to broaden its customer base to include customers in such markets as environmental and mining and precious metals. The Company has also added new products such as high temperature furnaces through BAM, which services newer growth markets such as the semiconductor industry. To the degree the Company is able to add to and diversify its products and the markets it serves, the Company will insulate itself from potential volatility due to declines in any particular market served by the Company's products.

                    Historically, the sale of the Company's products has primarily been limited to North America and Western Europe. The Company has sought to further increase its international sales because it believes demand and opportunity for its products are increasing in direct proportion to the development of process industries such as chemical, food and pharmaceutical in countries outside of the North American and Western European markets. The Company enjoys access to customers through the worldwide customer base of UPE, and occasionally utilizes UPE's network of company owned offices and personnel around the world. The only cost incurred for the utilization of UPE's offices and personnel is the payment of a commission on actual sales originated. The Company believes this relationship has and will continue to help the Company increase its sales. The Company does not believe, however, that the termination of this relationship, which is not anticipated, would have a significant material adverse effect on the Company's results of operations.

                    The Company's capital equipment products and technologies were developed throughout the 20th century. Historically, the Company's product life cycles have been relatively long term. There can be no assurance, however, that such products will continue to be viable in the future. The Company continues to evaluate other products and companies that have the potential to complement the Company's existing products and business.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 1998 ("1998") COMPARED TO FISCAL YEAR ENDED MAY 31, 1997 ("1997")

                    The Company's total sales were $16,271,000 for 1998, compared to sales of $17,916,000 for 1997, a decrease of $1,645,000 or 9%. Gross profit was $5,119,000 or 31% of sales for 1998 compared to gross profit of $5,062,000 or 28% of sales for 1998. Decreased sales in the Company's Filtration and Thermal Process Units were the primary reason for the lower sales recorded over 1997 levels. A thermal process equipment contract in the amount of $1,611,000 was cancelled during the third quarter of 1998. In addition, a contract with an Asian customer for thermal process equipment originally scheduled for completion in 1998 was delayed into the second quarter of 1999. The Company's wholly owned subsidiary, BAM, recorded stronger sales in 1998. Higher gross profit margins were attributable to BAM contracts and Thermal Process contracts. The Company continues to focus on the development and marketing of its core capital equipment products and environmental systems inside and outside of North America. Additionally, the Company will focus on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets. The Company continues to focus on increasing production efficiency as well as decreasing manufacturing expenses in the production of its core products.

                    The Company's five largest customers individually accounted for 11% to 17% of the Company's sales for 1998. In 1997, one customer accounted for approximately 35% of the Company's sales. The Company's export sales equaled $5,436,000 for 1998 compared to $7,165,000 for 1997. All sales were denominated in US Dollars, therefore, currency fluctuations did not affect the transactions.

                    Operating expenses for 1998 were $3,631,000 or 22% of sales, compared to $3,849,000 or 21% of sales, for 1997. In 1998, general and administrative expense decreased $323,000 due, in part, to reduced benefit costs of $157,000 and lower bad debt provisions of $43,000. In 1998, the Company recorded approximately $126,000 of non cash compensation expense related to the issuance of 350,000 shares of the Company's common stock to UPE for a 50% ownership in certain resale inventory, which consists primarily of tower presses, rotary vacuum dryers, double cone dryers and vacuum freeze dryers. This transaction was approved by the Company's stockholders at the Annual Meeting of Stockholder's held on April 23, 1998. In addition, the Company recorded approximately $32,000 in compensation expense for the issuance of options to James L. Leuthe (a Director) and Salvatore J. Zizza (Chairman of the Board). The issuance of 125,000 options to Mr. Leuthe and 178,000 options to Mr. Zizza were also approved at the April 23, 1998 meeting. The balance of the options' fair values of approximately $335,000 will be expensed as services are rendered over the three year vesting period of the options. Operating income equaled $1,488,000 for 1998 or 9% of sales compared to operating income of $1,213,000 or 7% of sales for 1997.

                    Other expense totaled $1,067,000 for 1998 compared to $600,000 for 1997. Interest expense was $822,000 in 1998 compared to $667,000 for 1997 due largely to an increase in outstanding borrowings. In addition, the Company expensed $48,000 in financing expenses related to the prepayment of the mortgage loan in December 1997. A financing charge of $296,000 related to options issued to UPE in return for debt guarantees was also recognized in 1998. The value ascribed to these options is $424,000 and the balance of $128,000 will be amortized over the life of the outstanding guarantees. In 1997, the Company wrote off approximately $103,000 of costs associated with an aborted Stock Rights Offering. Such costs had been previously capitalized. In May 1997, the Company negotiated a final payment for previously accrued liabilities with a third party service provider. As a result of such negotiations, the Company recognized income of $98,000 in 1997. Income before income taxes totaled $421,000 for 1998 compared to $613,000 for 1997.

                    The Company's benefit for income taxes totaled $110,000 for 1998 compared to $100,000 for 1997. The 1998 benefit was comprised of a Federal benefit of $170,000 and a net state provision of $60,000. Based on historical results, estimated 1999 earnings, which include earnings on existing contracts, and the Company's ability to generate taxable income, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Net income for 1998 was $531,000 compared to $713,000 for 1997.

LIQUIDITY AND CAPITAL RESOURCES

                    During 1998, $363,000 of cash was provided by operating activities compared to $97,000 of cash provided by operating activities in 1997. The Company's accounts receivable decreased $1,302,000 due to timely collection of milestone and progress billings, offset by a decrease in accounts payable of $616,000. Billings in excess of costs and estimated profits decreased $1,229,000 due to reduced advance billings. The Company recorded non cash compensation expense in the amount of $158,000 and a financing charge of $296,000 during the fourth quarter of 1998.

                    Cash flow used for investing activities, solely capital expenditures, was $385,000 in 1998 as compared to $367,000 in 1997. In 1998, capital expenditures included renovations of facilities and the purchase, refurbishment and installation of plant assets. The Company's estimated budget for capital expenditures for 1999 approximates $300,000 for energy efficiency upgrades, new plant equipment, upgrades to existing plant equipment and office buildings. The Company is in the process of evaluating all capital expenditures for Fiscal 1999 and, accordingly, there can be no assurance as to the ultimate amount of capital expenditures.

                  Cash flow provided by financing activities was $27,000 for 1998 compared to $287,000 provided by financing activities in 1997. On December 12, 1997, the Company prepaid its mortgage loan and accrued interest in the amount of $1,481,000 to Sterling Commercial Capital, Inc., First Wall Street SBIC, L.P., and Interequity Capital Partners, L.P. with proceeds received from a $2,000,000 five year mortgage loan from Ocwen Federal Bank. The loan from Ocwen Federal Bank is collateralized by a first mortgage lien on all real estate owned by the Company. The loan bears interest at 11.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 20 year period with a final payment of all then outstanding principal and interest. The balance of the loan proceeds will be used for capital improvements and working capital purposes. As of May 31, 1998, the amount outstanding under the loan was $1,990,000.

                    On June 3, 1998, the Company entered into a loan agreement with PNC Bank National Association for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") (of which $1,502,000 was outstanding at May 31, 1998) and for general working capital needs. This credit facility includes
(a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,200,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on June 1, 1999. The loan agreement contains certain covenants which among other things, will require the Company to maintain specified levels of net worth. UPE agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity. In August 1998, the Company issued options to purchase 175,000 shares to UPE as consideration for providing guarantees on this agreement.

                  On February 28, 1997, the Company purchased a two stage environmental system in Alberta, Canada. To effect the acquisition of the equipment, the Company borrowed $225,000 from UPE, at an interest rate of prime plus 2.5%. This loan was repaid in full during the third and fourth quarters of 1998. In addition, the Company secured a loan from Royal Bank of Canada in the amount of $320,000 to assist with the buyout of these assets at the borrowing rate equal to Canadian prime rate plus 1.5% per annum. This loan was repaid in full in September 1997.

                    From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operating cash flow. An advance of $250,000 was made to the Company in August 1996 by UPE. Another advance of $250,000 was made to the Company by UPE in October 1996. In addition, an advance was made to the Company in May 1997 in the amount of $75,000. As of May 31, 1998, $782,000 of these advances remains outstanding. The interest rate on the advances is prime plus 1%.

                    The Company believes that cash available from the PNC National Bank credit agreement and cash generated from existing business and new orders, will be sufficient to meet operating and investing requirements through the year ending May 31, 1999, and principal repayments on debt obligations as they become due.

                    Backlog of $4,700,000 at August 18, 1998, compares to backlog of $9,500,000 for the same period last year. The decrease reflects a cancellation of a 1997 order.

EFFECTS OF INFLATION

                    Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

NET OPERATING LOSS CARRY FORWARD

                    At May 31, 1998 the Company had approximately $3.5 million of unused federal net operating loss carryforwards and federal investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they have or will expire during the years 1998 through 2002. In addition, at May 31, 1998, the Company has unused state net operating loss carryforwards of approximately $1.4 million, of which $1.2 million expires in 1998.

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

YEAR 2000

                  The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company replaced its existing computer software during 1998 with software that is Year 2000 compliant, and is currently assessing the functionality of the systems of its customers and suppliers in an attempt to identify and avoid potential problems.


EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

                  SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, ("SFAS 131") which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources in assessing performance.

                    SFAS 130 and 131 are effective for the Company's 1999 financial statements and require comparative information for earlier years to be restated. Results of operations and financial position, however, will be unaffected by implementation of these standards. The Company, however, has not determined whether either of these two standards will have a material impact on its financial statement disclosures.

                    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 in 1999 is not expected to materially impact the Company's current disclosures.

                    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. Due to its recent issuance, the Company is currently reviewing the effects of SFAS 133. This standard will be adopted by the Company no later than its year ending May 31, 2001.

Item 7.             FINANCIAL STATEMENTS

                    Provided following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None

                                    PART III
                                    --------

Item 9.             DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                   The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 10.            EXECUTIVE COMPENSATION

                    The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 11.            SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL   OWNERS  AND
                    MANAGEMENT

                    The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

                                     PART IV
                                     -------

Item 13.            EXHIBITS, LIST AND REPORTS ON FORM 8-K

                    (a)             EXHIBITS

                    The following exhibits are being filed or are incorporated by reference in this Form 10-KSB Report:

                    3(i) Amended And Restated Articles of Incorporation approved at the December 12, 1995 Annual Meeting of the Company (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form SB-2 filed May 15, 1996 (the "Form SB-2")).

                    3(ii) Amended and Restated Bylaws approved at the December 12, 1995 Annual Meeting of the Company (incorporated by reference to
                                    Exhibit 3(ii) to the Company's 10-QSB for the quarterly period ended November 30, 1995 (the "November 1995 10-QSB")).

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

                    10(p) 1994 Stock Option Plan of the Company as amended (incorporated by reference to
                                    Exhibit 10(a) to the Company's November 1995
                                    10-QSB).

                    10(q) Equity Incentive Plan for Directors of the Company as amended (incorporated by reference to Exhibit 10(b) to the Company's November 1995 10-QSB).

                    10(s) Net Commercial Lease Contract, dated January 30, 1996, by and between Knoxville Industrial Group, Ltd., Bethlehem Advanced Materials Corporation, The Stanfield York Company and the Company (incorporated by reference to Exhibit 10(d) to the Form SB-2).

                    10(u)           Agreement  dated July 31,  1998  between the
                                    Company   and  The   Bethlehem   Corporation
                                    Employees Association .

                    10(v) Mortgage agreement dated December 19, 1997 by the Company to Ocwen Federal Bank.

                    10(w)           Loan  agreement  dated June 2, 1998  between
                                    the  Company  and  PNC  Bank,   N.A.   (also
                                    includes Subordinated Note)

                    27              Financial Data Schedules.

                    27(a)           Quarterly period ended August 31, 1996.

                    27(b)           Quarterly period ended November 30, 1996.

                    27(c)           Quarterly period ended February 28, 1997.

                    27(d)           Quarterly period ended August 31, 1997.

                    27(e)           Quarterly period ended November 30, 1997.

                    27(f)           Quarterly period ended February 28, 1998.

                    27(g)           Year ended May 31, 1998.

                                   SIGNATURES
                                   ----------

                    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE BETHLEHEM CORPORATION

Dated: August 21, 1998         By:  /S/ Alan H. Silverstein
                                    -----------------------------------------
                                        Alan H. Silverstein, President, Director
                                        and Chief Executive Officer

                    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                           DATE
----------                       -----                           ----


 /s/   Alan H. Silverstein                                       August 21, 1998
----------------------------     President, Director and
Alan H. Silverstein              Chief Executive Officer
                                 (Principal Executive Officer)

 /s/   Antoinette L. Martin                                      August 21, 1998
----------------------------     Chief Financial Officer
Antoinette L. Martin             (Principal Financial Officer)


 /s/   Salvatore J. Zizza        Chairman of the Board           August 21, 1998
----------------------------
Salvatore J. Zizza


 /s/   Ronald H. Gale            Director                        August 21, 1998
----------------------------
Ronald H. Gale


 /s/   Jan P. Gale               Director                        August 21, 1998
----------------------------
Jan P. Gale


 /s/  James L. Leuthe            Director                        August 21, 1998
----------------------------
James L. Leuthe


 /s/   Harold Bogatz             Director                        August 21, 1998
----------------------------
Harold Bogatz


 /s/    B. Ord Houston           Director                        August 21, 1998
----------------------------
B. Ord Houston


 /s/    James F. Lomma           Director                        August 21, 1998
----------------------------
James F. Lomma

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997

                               INCLUDING REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

================================================================================





THE BETHLEHEM CORPORATION AND SUBSIDIARIES


CONTENTS


                                                                      PAGE
                                                                      ----

Report of Independent Certified Public Accountants............        F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheet
      May 31, 1998............................................        F-4 - F-5

    Statements of Income
      for the Years Ended May 31, 1998 and 1997 ..............        F-6

    Statements of Stockholders' Equity  (Deficit)
      for the Years Ended May 31, 1998 and 1997 ..............        F-7

    Statements of Cash Flows
      for the Years Ended May 31, 1998 and 1997 ..............        F-8

    Notes to Financial Statements.............................        F-9

================================================================================
                                                                             F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------





To the Board of Directors and Stockholders
The Bethlehem Corporation
Easton, Pennsylvania


We have audited the accompanying consolidated balance sheet of The Bethlehem Corporation and subsidiaries as of May 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended May 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bethlehem Corporation and subsidiaries as of May 31, 1998, and the results of their operations and their cash flows for the years ended May 31, 1997 and 1998 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
--------------------

BDO Seidman, LLP
Woodbridge, New Jersey
August 14, 1998

================================================================================
                                                                             F-3

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1998 (amounts in thousands, except share data)
================================================================================


ASSETS


CURRENT ASSETS:
            Cash                                                       $    41
            Accounts receivable (net of allowance for doubtful
              accounts of $150)                                          1,365
            Costs and estimated profit in excess of billings
              on long-term contracts                                       833
            Inventories                                                  4,687
            Prepaid expenses and other current assets                      227
            Deferred tax asset                                             300
                                                                       -------

                        Total Current Assets                             7,453
                                                                       -------


     PROPERTY, PLANT AND EQUIPMENT, at cost less
            accumulated depreciation and amortization                    2,772


   OTHER ASSETS:
          Inventories, non current                                         500
            Intangibles (net of $92 of accumulated amortization)           349
            Intangible pension and deferred compensation plan assets       180
            Other                                                          311
                                                                       -------

                        Total Other Assets                               1,340
                                                                       -------



                        Total Assets                                   $11,565
                                                                       =======

================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE  BETHLEHEM   CORPORATION  AND   SUBSIDIARIES   CONSOLIDATED   BALANCE  SHEET
(Continued) MAY 31, 1998 (amounts in thousands, except share data)
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
              Current maturities of long-term debt and capital leases        $    312
              Note payable - related party                                        782
              Accounts payable                                                  3,570
              Accounts payable - related parties                                  313
              Accrued liabilities                                                 569
              Billings in excess of costs and estimated profit
                on long-term contracts                                            160
                                                                             --------

                          Total Current Liabilities                             5,706
                                                                             --------

       OTHER LIABILITIES:
              Long-term debt and capital leases, net of current maturities      3,912
              Deferred compensation and other pension liabilities                 724
                                                                             --------

                          Total Long-Term Liabilities                           4,636
                                                                             --------

     COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

     STOCKHOLDERS' EQUITY:
              Preferred stock - authorized, 5,000,000 shares
                without par value, none issued or outstanding                    --
              Common stock - authorized, 20,000,000 shares
                without par value, stated value of $.50 per share;
                2,288,532 shares issued and 2,288,520 shares outstanding        1,144
              Additional paid-in capital                                        6,123
              Accumulated deficit                                              (6,044)
                                                                             --------
                                                                                1,223
              Less - treasury stock, at cost, 12 shares                          --

                          Total Stockholders' Equity                            1,223
                                                                             --------

     Total Liabilities and Stockholders' Equity                              $ 11,565
                                                                             ========

================================================================================
See notes to consolidated financial statements                               F-5

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share data)
================================================================================


                                                                                                      YEAR ENDED MAY 31,
                                                                                                  1998                  1997
                                                                                                --------              --------

     NET SALES                                                                                  $ 16,271              $ 17,916

     COST OF GOODS SOLD                                                                           11,152                12,854
                                                                                                --------              --------

     GROSS PROFIT                                                                                  5,119                 5,062
                                                                                                --------              --------

     OPERATING EXPENSES:
              Selling                                                                              1,078                 1,131
              General and administrative                                                           2,395                 2,718
               Stock Compensation Expense                                                            126                  --
               Non-Employee Stock Option Expense                                                      32                  --
                                                                                                --------              --------
                                                                                                   3,631                 3,849
                                                                                                --------              --------

                          Operating income                                                         1,488                 1,213
                                                                                                --------              --------

     OTHER INCOME (EXPENSE):
              Interest expense                                                                      (822)                 (667)
              Financing charge - issuance of stock options                                          (296)                 --
              Write off of Stock Rights Offering costs                                              --                    (103)
              Gain on settlement of accrued liabilities                                             --                      98
              Interest income                                                                          5                     5
              Other income                                                                            46                    67
                                                                                                --------              --------
                                                                                                  (1,067)                 (600)
                                                                                                --------              --------

                          Income before income taxes                                                 421                   613

     INCOME TAX BENEFIT                                                                              110                   100
                                                                                                --------              --------

     NET INCOME                                                                                 $    531              $    713
                                                                                                ========              ========

     EARNINGS PER SHARE DATA:
              Basic                                                                             $    .27              $    .37
                                                                                                ========              ========

              Diluted                                                                           $    .15              $    .22
                                                                                                ========              ========

     WEIGHTED AVERAGE COMMON
       AND COMMON EQUIVALENT SHARES OUTSTANDING:
              Basic                                                                                1,975                 1,939
                                                                                                ========              ========

              Diluted                                                                              3,435                 3,261
                                                                                                ========              ========

================================================================================
See notes to consolidated financial statements                               F-6

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands, except share data)
================================================================================


                                                  COMMON STOCK     ADDITIONAL                        TREASURY SHARES
                                            ----------------------  PAID-IN     ACCUMULATED   ------------------------------
                                              SHARES      AMOUNT    CAPITAL       DEFICIT     SHARES     AMOUNT      TOTAL
                                            --------------------------------------------------------------------------------
     Balance at May 31, 1996                1,938,532   $     969   $   4,995   $  (7,288)          12        -   $  (1,324)

     Net Income for the Year Ended               --          --          --           713         --          -         713
       May 31, 1997

                                            ---------   ---------   ---------   ---------    ---------        -   ---------
     Balance at May 31, 1997                1,938,532         969       4,995      (6,575)          12        -        (611)

     Issuance of Common Stock                 350,000         175         672        --           --          -         847
       In Exchange for Inventory

     Value of  Stock Option Grants               --          --           456        --           --          -         456
       to Non-Employees

     Net Income for the Year Ended
       May 31, 1998                              --          --          --           531         --          -         531
                                            ---------   ---------   ---------   ---------    ---------        -   ---------

     Balance at May 31, 1998                2,288,532   $   1,144   $   6,123   $  (6,044)          12        -   $   1,223
                                            =========   =========   =========   =========    =========   ======== =========

================================================================================
See notes to consolidated financial statements                               F-7

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
(amounts in thousands)
================================================================================

                                                                                                          YEAR ENDED MAY 31,
                                                                                                         1998             1997
                                                                                                      --------         ---------

CASH FLOWS PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
         Net income                                                                                   $   531          $   713
            Adjustments to reconcile net income to net
              cash provided by  operating activities:
                  Depreciation and amortization                                                           543              544
                  Write off of stock rights offering costs                                               --                103
                  Accrued loss on contracts and obsolete inventory write-offs                              56              105
                  Deferred tax benefit                                                                   (200)            (100)
                  Gain on settlement of accrued liabilities                                              --                (98)
                  Non cash compensation expense                                                           158             --
                  Financing charge - issuance of options                                                  296             --
              Changes in operating assets and liabilities:
                  Accounts receivable                                                                   1,302              (16)
                  Inventories                                                                             (27)            (253)
                  Prepaid expenses and other current assets                                              (133)              30
                  Costs and estimated profits in excess of billings                                       472              (35)
                  Other assets                                                                           (139)            (130)
                  Accounts payable                                                                       (616)          (1,438)
                  Accounts payable - related parties                                                       77             (263)
                  Accrued liabilities                                                                    (231)             (74)
                  Billings in excess of costs and estimated profits                                    (1,229)           1,079
                  Advances on contracts                                                                  --               (238)
                  Commissions payable                                                                    (213)              36
                  Deferred compensation and other pension liabilities                                    (284)             132
                                                                                                      ------------------------
                            Net Cash Provided by Operating Activities                                     363               97
                                                                                                      ------------------------

       INVESTING ACTIVITIES:
              Purchase and construction of property, plant and equipment                                 (385)            (367)
                                                                                                      ------------------------
                  Net Cash Used in Investing Activities                                                  (385)            (367)
                                                                                                      ------------------------

       FINANCING ACTIVITIES:
              Net repayments on line of credit                                                           (262)            (344)
              Proceeds from debt borrowings                                                             2,000              312
              Repayments on  debt borrowings and capital leases                                        (1,563)            (311)
              Proceeds from notes payable - related party                                                  75              630
              Repayment of notes payable - related party                                                 (223)            --
                                                                                                      ------------------------
                  Net Cash Provided by  Financing Activities                                               27              287
                                                                                                      ------------------------

     NET INCREASE IN CASH                                                                                   5               17

     CASH
       BEGINNING OF PERIOD                                                                                 36               19
                                                                                                      ------------------------

     CASH
       END OF PERIOD                                                                                  $    41          $    36
                                                                                                      ========================




================================================================================
See notes to consolidated financial statements                               F-8

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

The following is a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as of and for the year ended May 31, 1998 ("1998") and for the year ended May 31, 1997 ("1997").

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of The Bethlehem Corporation and its wholly owned subsidiaries (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment are recorded at cost. The cost of self-constructed assets includes material, direct labor and overhead expenses. Betterments and extraordinary repairs that extend the useful life or functionality of an asset are capitalized; other repairs and maintenance charges are expensed as incurred.

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
POLICIES: (CONTINUED)
--------------------------------------------------------------------------------

The useful lives of the principle classes of assets are as follows:

              Buildings and improvements                    10 to 40 years
              Machinery and equipment                        3 to 20 years
              Equipment under capital leases                  3 to 5 years

LONG-LIVED ASSETS:
Long-lived assets, such as property, plant and equipment, and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. There were no such impairments recognized in 1998 and 1997.

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

Amortization was $34 and $48 for the years ended May 31, 1998 and 1997, respectively.

DEFERRED FINANCING COSTS:
Direct costs incurred in obtaining financing have been capitalized and are being amortized over the term of the related debt using the interest method. The amortization of the deferred financing costs was $159 and $74 for 1998 and 1997, respectively, and is included in "Interest Expense" in the accompanying Statements of Income. The Company amortizes the value ascribed to stock options, issued in connection with debt guarantees provided by a related party, over the terms of the underlying guarantees (see Notes 7, 11 and 13).

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

EARNINGS PER SHARE:
Earnings per Share are computed in accordance with Financial Accounting Standards Board Standard No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are calculated based on the weighted-average number of common shares outstanding. Diluted earnings per share are calculated based on the weighted-average number of common shares outstanding, plus dilutive potential common shares. Dilutive potential common shares, principally stock options, are computed under the treasury stock method. As required, earnings per share for all periods presented reflect the adoption of SFAS 128.

================================================================================
                                                                            F-10

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

STOCK-BASED COMPENSATION:
The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123") but applies Accounting Principle Board Opinion No. 25 in accounting and measuring compensation expense related to employee stock option plans. Accordingly, there was no compensation expense related to the issuance of employee stock options for 1998 and 1997 (See Note 11 for pro-forma disclosure required by SFAS 123). With respect to stock option grants to non-employees, the Company recognizes a charge to operations for the ascribed value of such options over the underlying vesting periods or the expected terms of debt guarantees.

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

RECLASSIFICATIONS:
Certain prior period amounts have been reclassified to conform to the 1998 presentation.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

                  In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

                  SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, ("SFAS 131") which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources in assessing performance.

================================================================================
                                                                            F-11

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
POLICIES: (CONTINUED)
--------------------------------------------------------------------------------

                  SFAS 130 and 131 are effective for the Company's 1999 financial statements and require comparative information for earlier years to be restated. Results of operations and financial position, however, will be unaffected by implementation of these standards. The Company, however, has not determined whether either of these two standards will have a material impact on its financial statement disclosures.

                  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 in 1999 is not expected to materially impact the Company's current disclosures.

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. Due to its recent issuance, the Company is currently reviewing the effects of SFAS 133. This standard will be adopted by the Company no later than its year ending May 31, 2001.

--------------------------------------------------------------------------------
NOTE 2 - ACCOUNTS RECEIVABLE:
--------------------------------------------------------------------------------

 Accounts receivable are comprised of the following at May 31, 1998:

              Billed (net of allowance for                 $   1,154
              doubtful accounts of $150)
              Retention on contracts                             211
                                                        --------------

                                                           $   1,365
                                                        ==============


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

--------------------------------------------------------------------------------
NOTE 3 - LONG TERM CONTRACTS:
--------------------------------------------------------------------------------

At May 31, 1998, costs, estimated profit, and billings on uncompleted long-term contracts accounted for by the percentage of completion method are summarized as follows:



================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 3 - LONG TERM CONTRACTS: (CONTINUED)
--------------------------------------------------------------------------------

Costs incurred on long term  contracts               $     1,197
Estimated profit                                           1,764
                                                  -------------------
                                                           2,961
Less:  billings to date                                   (2,288)
                                                  -------------------
                                                     $       673
                                                  ===================

These amounts are included in the accompanying
consolidated balance sheet under the following
captions:
      Costs and estimated earnings in excess of
      billings on long-term contracts                          $      833
      Billings in excess of costs and  estimated
      earnings on long term contracts                                (160)
                                                          --------------------

                                                               $      673
                                                          ====================

--------------------------------------------------------------------------------
NOTE 4  -  INVENTORIES:
--------------------------------------------------------------------------------

The components of inventories are comprised of the following at May 31, 1998:

              Raw materials and components                    $      343
              Work in process                                      1,561
              Finished goods                                       3,458
              Less: reserve for obsolete inventory                  (175)
                                                           --------------
                                                                   5,187
              Less:  Non-Current Inventory                          (500)
                                                           --------------
                                                                  $4,687
                                                           ==============

At May 31, 1998, the Company's finished goods inventories consist of new and used processing equipment for resale. The processing equipment is specialized and is sold to a limited customer base. Based upon management's assessment, 10% of net inventory will not be sold within one year and has been classified as a non-current asset. The Company is actively marketing these items and believes no loss will be incurred upon the ultimate sale of this inventory.

The Company provided for the write-down of specific raw material and finished goods inventory to net realizable value in the amount of $56 and $105 for 1998 and 1997, respectively. While management believes the Company is carrying inventories at net realizable value, it is reasonably possible that additional losses may be required should the Company be unable to sell the inventories or if market conditions change in the future.

Work in process consists principally of costs (including materials, direct labor and overhead) incurred on equipment in the process of being manufactured for resale or incurred on short-term contracts that are in process and accounted for on the completed contract method.



================================================================================
                                                                            F-13

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (SEE NOTE 7):
--------------------------------------------------------------------------------

At May 31, 1998, property, plant and equipment consists of the following:


     Land                                                                  $     348
     Buildings and improvements                                                1,464
     Machinery and equipment                                                   8,366
     Equipment under capital leases                                              136
     Construction in progress                                                    205
                                                                          -----------
                                                                              10,519
     Less:  accumulated depreciation and amortization                         (7,747)
                                                                          -----------

      Property, plant and equipment, net of accumulated depreciation       $   2,772
                                                                          ===========



Depreciation and amortization expense on property, plant and equipment was $350 and $422 in 1998 and 1997, respectively.

--------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
--------------------------------------------------------------------------------


At May 31, 1998, accrued liabilities consist of the following:

                  Salaries and wages                                     $ 361
                  Current portion of deferred compensation                 100
                  Postretirement obligation (401-K)                         54
                  Other                                                     54
                                                                ===============
                                                                          $569
                                                                ===============


In May 1997, the Company negotiated a final payment for previously accrued liabilities with a third party service provider. As a result of such negotiations, the Company recognized a gain of $98, which is reflected in "Other Income (Expense)" in the accompanying 1997 Statement of Operations.

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
--------------------------------------------------------------------------------


At May 31, 1998, long-term debt and capital lease obligations consists of the following:

     Note payable - Ocwen Federal Bank                             $ 1,990
     Note payable - Harrisburg Authority                               650
     Line of credit - CIT                                            1,155
     Term Loan payable - CIT                                           347
     Capital lease obligations                                          58
     Other notes payable                                                24
                                                                   -------
                                                                     4,224
     Less: current maturities                                         (312)
                                                                   -------
     Total                                                         $ 3,912
                                                                   =======


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

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED)
--------------------------------------------------------------------------------

Universal Process Equipment ("UPE"), a corporation which is a stockholder of the Company, is a party to certain financing transactions that the Company enters into (see Notes 11 and 13).

NOTE PAYABLE - OCWEN FEDERAL BANK

In December 1997, the Company entered into a $2,000 mortgage loan agreement with Ocwen Federal Bank ("Ocwen"). Proceeds from the loan were used to repay existing indebtedness of approximately $1,481 with the balance used for general corporate purposes. Terms of the loan agreement provide for minimum monthly principal and interest payments of approximately $21 with all unpaid principal and interest due by January 2003 and interest accruing at the rate of 11.25% per annum. The Company is subject to prepayment penalties (ranging from 3% to .50% of the outstanding balance) if the balance is repaid prior to December 2001. During the first year of the loan period the Company has no rights to make prepayments on the outstanding principal balance. The Company has granted Ocwen a first lien and security interest on all land and related improvements owned by the Company.

During the year ended May 31, 1998, the Company recorded $94 in interest expense related to this loan agreement.

NOTE PAYABLE - HARRISBURG AUTHORITY:
On July 12, 1985, the Harrisburg Authority filed suit against the Company. The complaint alleged liability on grounds that certain Porcupine dryers manufactured and furnished by the Company failed to satisfy design specifications. In June 1993, a judgement was entered against the Company in the amount of $2,127.

In November 1993, as part of a settlement agreement between the Company and the Harrisburg Authority for this lawsuit, the Company executed a $1,200 note payable to the Harrisburg Authority. The Harrisburg Authority has a second lien on the Company's owned real estate. Interest expense on this debt totaled $17 and $24 in 1998 and 1997, respectively. The note's remaining principal payment provisions at May 31, 1998 are as follows:

     1) Payable in equal monthly installments of $7, including interest discounted at 10.5% due the first day of each month through November 1, 1999.
     2) The remaining balance of $528 will be paid from 50% of the proceeds from the sale of certain machinery or equipment included in UPE's inventory and certain equipment co-owned by UPE and the Company.
     3) The settlement agreement requires principal balances referenced in 1 and 2 above, which are unpaid on March 1, 1998 to accrue 3% simple interest compounded annually through February 28, 1999. Principal balances unpaid on March 1, 1999 through November 1, 1999 accrue 6% simple interest compounded annually. On November 1, 1999, all unpaid balances of principal and accrued interest referenced in 1 and 2 above are due and payable to the Harrisburg Authority.

NOTE PAYABLE - CIT GROUP/CREDIT FINANCE, INC.
On July 1995, the Company signed a three year $5 million maximum credit facility including an $800 term loan from CIT Group/Credit Finance, Inc. secured by a third lien position (behind the Ocwen Note Payable and the Harrisburg Authority Note Payable) on Company owned real estate and a first lien on substantially all other owned assets of the Company. In addition, UPE has agreed to purchase certain of the Company's used equipment inventory in the event the Company defaults on the loan or certain other specified events occur. The Company paid off all outstanding balances with proceeds from a new credit facility issued in June 1998. At May 31, 1998, the credit facility included:

     1) A $347 term loan (original balance of $800) requiring $13.3 monthly principal plus interest at prime plus 3% from August 1, 1995 through July 1, 1998.
     2) A line of credit against a percentage of eligible inventory not to exceed $4,000 in the aggregate. The line of credit is payable interest only at prime plus 3% until the line of credit was paid in full in July 1998. At May 31, 1998, $1,155 was outstanding under the line, which represents the maximum credit available to the Company at that date.
     3) Advances against other eligible collateral not to exceed the unused balance of the line of credit. Interest expense (net of amounts capitalized) on this debt totaled $338 and $322 in 1998 and 1997, respectively.

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

PNC BANK, N.A. - CREDIT FACILITY
In June 1998, the Company entered into a financing agreement with PNC Bank, N.A. ("PNC") which provides for a term loan of $800 and a revolving credit facility of $3,200. Borrowings under the revolving credit facility are subject to an advance formula principally based on defined accounts receivable and inventory balances and require the Company to maintain certain financial and operational covenants. Borrowings under the term loan accrue interest at 9.7%. Borrowings under the revolving credit facility accrue interest at PNC's prime rate of interest plus one and one half percent. The proceeds from this financing agreement were used to pre-pay the CIT term loan and credit facility balances outstanding at June 3, 1998. As part of loan agreement, UPE was required to provide certain guarantees on the Company's behalf. In August 1998, the Company granted UPE 175,000 stock options for providing these guarantees. The Company will recognize a charge for the fair values of these options over the term of these guarantees.

DEBT MATURITIES:
At May 31, 1998, long-term debt maturities for the next five fiscal years are as follows:

                      YEAR ENDING MAY 31,
                              1999                                 $    293
                              2000                                      765
                              2001                                    1,219
                              2002                                       42
                              2003                                    1,847
                                                            ----------------
                                                                   $  4,166
                                                            ================

With the proceeds from the PNC facility, the Company paid off all existing indebtedness outstanding under the CIT Group/Credit Finance, Inc. agreement. Based on the Company's ability to refinance short term obligations with long term debt, a portion of the liabilities have been classified as long term in the accompanying consolidated balance sheet as of May 31, 1998.

CAPITAL LEASE OBLIGATIONS:
Certain leased equipment has been capitalized for financial statement purposes. The following summarizes, by year, future minimum lease payments and the present value of the minimum lease payments as of May 31, 1998.

                         YEAR ENDING MAY 31,
                                    1999                       $     32
                                    2000                             26
                                    2001                              9
                                                             ----------------
                    Minimum lease payments                           67
                    Less:  imputed interest                          (9)
                                                             ----------------
                    Present value of minimum
                      lease payments                                 58
                    Less:  current portion                          (19)
                                                             ----------------
                    Long term portion                          $     39
                                                             ================


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES:
--------------------------------------------------------------------------------

The components of the benefit (provision) for income taxes are as follows:
                                                           1998        1997
     -------------------------------------------------------------------------
     Current:
       Federal                                           $(280)      $(150)

       State                                              (117)        (95)
       Recognition of net operating losses                 307         245
     -------------------------------------------------------------------------
                                                           (90)       --
     -------------------------------------------------------------------------
     Deferred:
       Federal                                             170          85
       State                                                30          15
     -------------------------------------------------------------------------
                                                           200         100
     -------------------------------------------------------------------------

      Income tax benefit                                 $ 110       $ 100
     =========================================================================

The following table presents the principal reasons for the difference between the actual income tax benefit and the tax provision computed by applying the U.S. Federal statutory income tax rate to income before income taxes.

            May 31,                                        1998        1997
     ------------------------------------------------------------------------
     U.S. Federal income tax
        provision at statutory rates                    $(143)       $(205)
     State income taxes, net of
        Federal benefit                                   (33)         (40)
     Utilization of net operating loss
        carryforwards                                     178          245
     Decrease in beginning of the
        period valuation allowance                        134          100
     Other, net                                           (26)        --

     ------------------------------------------------------------------------
     Income tax benefit                                 $ 110        $ 100
     ========================================================================








================================================================================
                                                                            F-17

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES: (CONTINUED)
--------------------------------------------------------------------------------

The components of the Company's deferred tax assets and liability are as follows:


                                                              MAY 31,
                                                       1998          1997
                                                    ----------    -----------
     Deferred Tax Assets:
       Receivables                                  $    60        $    44
       Inventory                                        100            116
       Net operating loss
         carryforwards                                1,252          1,531
       Tax credits                                      119            119
       Lawsuit settlement                               216            219
       Deferred compensation
         and retirement benefit                         203            307
       Stock Option Compensation
                                                        183            -0-
       Other                                             20             20
                                                    -------------------------

         Total Gross Deferred
           Tax Assets                                 2,153          2,356
       Valuation allowance                           (1,663)        (2,009)
                                                    -------------------------
       Total Deferred Tax
       Assets                                           490            347
     Deferred Tax Liability:
       Property, plant and
         equipment                                     (190)          (247)
                                                    -------------------------
     Net Deferred Tax Asset                         $   300        $   100
                                                    =========================

At May 31, 1998, the Company has approximately $3.5 million of unused federal net operating loss carryforwards and federal investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they have or will expire during the years 1998 through 2002. In addition, at May 31, 1998, the Company has unused state net operating loss carryforwards of approximately $1.4, of which $1.2 million expires in 1998.


--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION AND RETIREMENT PLANS:
--------------------------------------------------------------------------------

The Company has an unfunded nonqualified deferred compensation plan for certain employees which provide for ten to fifteen year payouts of annual retirement benefits equal to 20% of the pre-retirement salary of employees. The benefits become fully vested upon the employees' retirement from the Company. The plan provides for benefits to be paid to beneficiaries of retirees who have passed away and had unpaid vested benefits at the time of their death. The Company funds the plans' annual benefit payments through operating cash flow. A description of the plan follows:


================================================================================
                                                                            F-18

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

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION AND RETIREMENT PLANS: (CONTINUED)
--------------------------------------------------------------------------------

               The Retirement Income Security Plan ("RISP") is an unfunded noncontributory plan and covers eligible plan participants and, for purposes of determining net pension expense and plan liabilities, includes one participant from a predecessor plan. During the year ended May 31, 1995, the Company notified all active employees covered by this plan that they will no longer be eligible for the plan. Instead, the Company has funded a portion of the active employees accrued benefit obligation to a qualified 401(k) plan.

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

The following tables set forth the components of net periodic pension expense and the funded status and amounts recognized in the Company's consolidated May 31, 1998 balance sheet for deferred compensation and defined benefit plans. Plan assets are stated at fair value and are comprised primarily of common stock and corporate bonds.


NET PERIODIC PENSION EXPENSE:
                                                                 PENSION
                                              RISP               PLANS
                                          1998    1997      1998      1997
     Service cost                         $--      $--      $--      $--
     Interest cost on projected benefit
        obligation                           38       46      207      208
     Actual return on plan assets          --       --       (530)    (553)
     Amortization of transition
        obligation                           33       33       55       55
     Prior service cost and gain
        amortization                         (9)      (9)    --       --
     Net amortization and deferral         --       --        273      347
                                          --------------------------------

                                          $  62    $  70    $   5    $  57
                                          ================================





================================================================================
                                                                            F-19

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

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION AND RETIREMENT PLANS: (CONTINUED)
--------------------------------------------------------------------------------

ACTUARIAL PRESENT VALUE OF                            RISP          PENSION
BENEFIT OBLIGATIONS AT                                              PLANS
MAY 31, 1998:
     Vested benefit obligation                       $  --         $ 2,744
                                                     =======       =======
     Accumulated benefit
        obligation                                   $   463       $ 2,742
                                                     =======       =======
     Projected benefit obligation                    $   463       $ 2,742
     Plan assets at fair value                          --           3,209
                                                     -------       -------
     Deficit (excess) of plan assets
         over projected benefit
         obligation                                      463          (467)
     Unrecognized net gain and
         prior service cost                              140         1,116
     Unamortized net obligation
         at adoption                                    (152)         (435)
                                                     -------       -------
     Accrued pension expense                         $   451       $   214
                                                     =======       =======

The expected long-term return on plan assets and the weighted average discount rate assumed in determining the actuarial present value of the projected benefit obligation for all plans was 8% in 1998 and 1997.

401(K) PLAN:
During 1995, the Company adopted a 401(k) plan for all eligible employees. Employees can contribute at their discretion up to 15% of compensation. The Company matches 25% of the employee's contribution to a maximum contribution of 6% of an employee's contribution. At May 31, 1998, the Company's liability to the plan approximated $54. The Company's expense related to the plan was $70 and $91 for 1998 and 1997, respectively.

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

--------------------------------------------------------------------------------
NOTE 10 - POSTRETIREMENT BENEFIT PLANS:  (CONTINUED)
--------------------------------------------------------------------------------


                                                         YEAR ENDED MAY 31,
                                                        1998         1997
     Service cost                                      $  5          $  5
     Interest cost                                       68            68
     Amortization of
            transition obligation                        58            58
     Amortization of prior
            service costs                               (26)          (26)
     Expected contributions
            from retirees                               (49)          (48)
                                                       ==================

                                                       $ 56          $ 57
                                                       ==================

     Discount rate                                        7%            7%
                                                       ==================

     Medical trend rate                                13.5%         13.5%
                                                       ==================

The Company's accumulated postretirement medical benefit obligation at May 31, 1998 is as follows:

     Active plan participants                                    $       117
     Retirees                                                            879
                                                           ------------------
                                                                         996
     Plan assets                                                           0
                                                           ------------------
     Accumulated postretirement benefit obligation in
     excess of plan assets
                                                                         996
     Unrecognized transition obligation and net gain                    (940)
                                                           ------------------

     Accrued medical postretirement liability                   $         56
                                                           ==================



The effect of raising health care cost trend rates 1% for each future year would increase the accumulated benefit obligation by approximately $88 and increase the aggregate service and interest cost components of net periodic postretirement health care benefit costs by approximately $9.

LIFE INSURANCE:
Term life insurance in the face amount of $3 is provided to salaried retirees. Term life insurance in the face amount of $10 is provided to salaried executive retirees. Salaried employees and executives who retired subsequent to August 1992 are not eligible for these postretirement life insurance benefits. Term life insurance in face amounts ranging from $1 to $3 is provided to retired hourly employees. The related expense in 1998 and 1997 was $17 and $2, respectively. The actuarially determined liability was $15 at May 31, 1998.





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
--------------------------------------------------------------------------------

RIGHTS OFFERING COSTS:

The Company had capitalized professional fees incurred in connection with a contemplated Stock Rights Offering. In May of 1997, the Company decided not to pursue the Stock Rights Offering and, accordingly, a non-operating loss provision of $103 was recorded to reflect this impairment.

STOCK OPTIONS
PLAN 1:
On June 2, 1989, the Board of Directors of the Company adopted The Bethlehem Corporation "1989 Equity Incentive Plan" which was approved by the stockholders on May 11, 1990. The plan provides that the Board of Directors may grant incentive or nonqualified common stock options to officers, directors, consultants and employees of the Company for the purchase of up to 150,000 shares of the Company's common stock. Incentive stock options may be granted only to employees pursuant to the plan and Board established performance criteria. Options expire one month after employees terminate employment but in no case later than ten years after the date of grant. In 1990, the Company's Board of Directors granted 25,000 options to officers and key employees with an exercise price of $2.50 per share. There were no options granted under this plan in 1998 and 1997.

PLAN 2:
During 1991, the Equity Incentive Plan ("EIP") for Directors was approved and provides that each of the Company's directors receive nonqualified stock options to purchase 10,000 shares of common stock of the Company.

The Company's common shares subject to options under the EIP may not exceed 130,000 shares in the aggregate and 10,000 shares for any one director. The Plan provided the following: (i) each director of the Company on March 21, 1991 receive common stock options for 10,000 shares, and (ii) each director elected after March 21, 1991 be granted common stock options for 10,000 shares under the EIP. The exercise price of each option granted under the EIP shall be the greater of $3.15 per share or 100% of the fair market value of a share of the Company's common stock on the date the option is granted. The EIP is not limited in duration. There were no options granted under this plan in 1998 and 1997.

PLAN 3:
During 1995, the stockholders approved the 1994 Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the granting of non-qualified and incentive stock options and stock appreciation rights equal to the greater of 400,000 shares or 8% of common stock issued and outstanding, to certain officers, non-employee directors and key employees of the Company and its subsidiaries. The Board of Directors may at its discretion determine the key employees eligible to participate in the 1994 Plan. The Board has granted options to eleven employees. The maximum number of shares that may be granted to one person pursuant to the 1994 Plan is 250,000 shares. There were no options granted under this plan in 1998 and 1997.

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

PLAN 4:
During 1997, the stockholders approved the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of non-qualified and incentive stock options. The 1997 plan currently authorizes the issuance of a maximum of 200,000 shares of common stock. The maximum number of shares that may be subject to options granted under the 1997 Plan to any calendar year may not exceed 50,000. Options totaling 85,000 shares have been issued under this plan in fiscal 1998. There were no options granted under this plan in 1997.


================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

OTHER OPTIONS:
In April 1998, the Company's stockholders approved the issuance of an additional 653,000 stock options outside of any existing plan to the Company's Chairman, a Director of the Company and UPE The options were granted with an exercise price of $1.825 per share (the fair market value at the date the grants were approved by the Board of Directors). Since the recipients of the options are considered non-employees, the Company recognizes a charge. With respect to the options granted to the Company's Chairman and Director, the values ascribed to these options ($367) will be recognized as services are rendered over the three year vesting period. The charge for the year ended May 31, 1998 totaled $32. With respect to the values ascribed to the options granted to UPE ($424), the Company has and will recognize a charge over the expected terms of the various guarantees provided by UPE The 1998 financing charge totaled $296.

The Company estimated the fair value of such stock options using the Black - Scholes option price model with the following assumptions at the initial grant date, no dividend yield; expected volatility of 31.4%; risk free interest rates of 6.1% and expected lives of ten years. Such fair value also encompassed the excess of the fair market value of the stock, as adjusted for liquidity and dilution factors, less the exercise price of the option. The options vest over a three year period.

In connection with the PNC credit facility and UPE's guarantee of such indebtedness, the Company's Board of Directors approved the issuance of an additional 175,000 stock options at an exercise price of $1.63 which represented the fair market value of the stock at the date of the grant in August of 1998. The value ascribed to such options will be amortized over the estimated term of the guarantee.

DISCLOSURE ON OPTIONS:
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the 1994 Plan and the 1997 Plan. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation is recognized.

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option price model with the following weighted average assumptions used for employee grants in 1998, no dividend yield; expected volatility of 46.5%; risk-free interest rates of 6.42% and expected lives of 10 years for the options.

Under the accounting provisions of SFAS No. 123, the Company's net income, primary earnings per share and fully diluted earnings per share would have been reduced to the pro-forma amounts indicated below.

                                                1998                   1997
Net Income:
   As reported                             $          531          $       713
   Pro-forma                               $          450          $       645

Basic earnings per share:
   As reported                             $          .27          $       .37
   Pro-forma                               $          .23          $       .33

Diluted earnings per share:
   As reported                             $          .15          $       .22
   Pro-forma                               $          .13          $       .20



================================================================================
                                                                            F-23

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

The pro forma effect on net income and earnings per share for 1998 and 1997 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

A summary of the status of the Company's outstanding options as of May 31, 1998 and 1997 and changes during the years then ended is presented below:


                                                                  May 31, 1998                         May 31, 1997

                                                                              Weighted                                  Weighted
                                                                               Average                                    Average
                                                            Shares         Exercise Price      Shares                 Exercise Price

Outstanding-beginning of year                               1,995,000              .90         2,065,000              $   .98

Granted                                                       738,000             1.82                 -                    -
Exercised                                                           -                                  -                    -
Forfeited                                                     (47,500)            2.56           (70,000)             $  3.15
                                                       ------------------                 -------------------

Outstanding-end of year                                     2,685,500                 .        1,995,000
                                                       ==================                 ===================

Options exercisable -year-end                                 532,493                            429,174
                                                       ==================                 ===================

Weighted-average fair value of
options granted during the year                         $        1.22                       $         -
                                                       ==================                 ===================

Options issued to employees in 1998 expire in 2007 and are exercisable immediately.

The following table summarizes information about stock options outstanding at May 31, 1998.


                 OPTIONS OUTSTANDING                                                  OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------------
Range of         Number Outstanding   Weighted-Average         Weighted-Average       Number Exercisable     Weighted-Average
Exercise         at May 31, 1998      Remaining Contractual      Exercise Price       at May 31, 1998        Exercise Price
Prices                                Life
---------------------------------------------------------------------------------------------------------------------------------

$0.33 to 0.94       1,700,000             1.5 years                $0.67                   250,000            $   0.94
$1.81                 653,000             10                       $1.81                      -               $   1.81
$1.87 to 2.88         272,500             6                        $1.99                   230,828            $   1.99
$ 2.50                 50,000             5                        $2.50                    41,665            $   2.50
$ 3.15                 10,000             1.8                      $3.15                    10,000            $   3.15
                ----------------                                                     ----------------
$0.33 to 3.15       2,685,500             3.5                      $2.02                   532,493            $   2.11
                ================                                                     ================


================================================================================
                                                                            F-24

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 12  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

LEGAL MATTERS

The Company is party to litigation and claims that arise in the normal course of operations. Management does not believe that the ultimate disposition of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

OPERATING LEASE COMMITMENTS
The Company leases a manufacturing facility in Knoxville, Tennessee, which is accounted for as an operating lease. The lease is due to expire on September 30, 2000 with two consecutive three year renewal options. In addition to the base annual rent, the Company is responsible for the payment of property taxes and other operating expenses. The Company also leases certain equipment and automobiles. Rent expense under all operating lease arrangements was approximately $130 and $151 in 1998 and 1997, respectively. At May 31, 1998, the future minimum lease payments on these operating leases are as follows:

                      YEAR ENDED MAY 31,
                   -------------------------
                             1999                              $   140
                             2000                                  132
                             2001                                   45
                             2002                                    -
                             2003                                    -
                                                          =============
                                                               $   317
                                                          =============
EMPLOYMENT AGREEMENT
The Company has an employment contract with an officer resulting in future commitments for payments of approximately $110 in the fiscal year ending May 31, 1999. This agreement expires in January 1999, but contains provisions for an automatic two year extension.

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

Ronald Gale and Jan Gale are directors and stockholders of the Company and are officers, directors and principal stockholders of Universal Process Equipment ("UPE"), a corporation, which is a stockholder of the Company. UPE and Ronald and Jan Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company.

On September 9, 1992, the Company and UPE entered into an agreement for the foreign production of the Company's dryer equipment. This agreement provides for payment to the Company of fees for design drawings and a license fee for sales of equipment manufactured in Eastern Europe. The Company earned no royalties in 1998 and 1997.

On November 28, 1995, the Company and UPE entered into a sales and marketing agreement whereby UPE will market certain used equipment owned by the Company. As consideration for its services, UPE would receive from the Company 50% of the net selling price (defined as the sales price less the cost of the equipment) plus 1/2 of the sales commission paid by UPE to its sales people. The agreement provides that UPE will pay the Company any interest it will be required to pay on the original acquisition of the inventory from its supplier. The amounts paid to and earned by UPE were $256 and $378 in 1998 and 1997, respectively. In May 1998 this agreement was terminated when all equipment under this agreement was transferred to UPE.

From time to time, UPE advances funds to the Company for working capital purposes. At May 31, 1997, advances outstanding totaled $782. Related interest expense on such advances totaled $79 in 1998 and $53 in 1997. The interest rate on the advances range from prime rate plus 1% to prime rate plus 2.5%.



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

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS:  (CONTINUED)
--------------------------------------------------------------------------------

On February 28, 1997, the Company purchased a two stage environmental thermal process system for $545. In order to effect the acquisition of the equipment, the Company borrowed $225 from UPE at an interest rate of prime plus 2.5%. Interest expense in 1998 and 1997 totaled $12 and $6, respectively. This loan was paid in full during the third and fourth quarters of 1998. The Company also secured a loan with the Royal Bank of Canada in the amount of $320 to assist with the purchase of these assets at the borrowing rate of Canadian prime rate plus 1.5% per annum. This loan was paid in full in September of 1997.

The related party accounts receivable and accounts payable are derived from the normal course of business activities and are included in the accompanying balance sheet as follows:


                                                                MAY 31, 1998
                                                  -------------------------------------------
                                                      ACCOUNTS
                                                      RECEIVABLE      ACCOUNTS PAYABLE
                                                  (RELATED PARTIES)    (RELATED PARTIES)
                                                  -------------------------------------------
  a.  UPE (Owned by  Ronald & Jan
         Gale through Universal Baling &
         Processing, Inc. UPE's parent)                 $   2,715           $   2,925
  b.  Universal Industrial Gases, Inc.
         (U.I.G.) (100% owned by UPE)                          23                   3
  c.  Universal Industrial  Refrigeration, Inc.
         (U.I.R.) (80% owned by UPE)                           10                 233
  d.    Universal Glastell Equipment
          (U.G.E.) (50% owned by Gale Glass)                   11                   -
  e.    R. Simon Dryers, Ltd. (Directors are
          Ronald & Jan Gale)                                  115                  26
                                                  -------------------------------------------
                                                        $   2,874           $   3,187
                                                  ===========================================

Since the right of offset exists between the Company, UPE and related parties, a net amount payable to related parties of $313 is presented in the accompanying May 31, 1998 balance sheet.

Related party sales were as follows:
                                        YEAR ENDED MAY 31,

                                      1998           1997
                                 --------------------------------
                 UPE                 $  1,318        $   54
                 U.I.G.                     -            22
                                 --------------------------------
                                     $  1,318        $   76
                                 ================================

Rental income from related parties totaled $39 in 1998.

The Company purchases equipment and services from UPE and its affiliates. These purchases total approximately 10% and 7% of the total cost of goods sold for 1998 and 1997, respectively.

In November 1993, the Company and Harrisburg Authority settled a lawsuit for $1,300 based upon negotiations between the Company, UPE and the Harrisburg Authority. Under the terms of the settlement agreement, UPE agreed to serve as a

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS:  (CONTINUED)
--------------------------------------------------------------------------------

guarantor and surety for the obligation. In addition, UPE agreed to pay up to $650 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and UPE Pursuant to the settlement agreement, the Company granted stock options to UPE These options provide that at UPE's discretion, the Company will issue additional shares of common stock to UPE in exchange for payments made by UPE on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing UPE in cash. UPE may make payments (without prior approval of the Company) on the outstanding amounts due to Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by UPE, the Company will not be obligated to issue more than 1,450,000 shares to UPE for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each dollar in payment made by UPE, up to a total of 450,000 shares in exchange for a total of $150 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by UPE up to a total of 1,000,000 additional shares in exchange for a total of $750 in additional payments.

As discussed in Note 11, in March 1996, the Board of Directors approved the issuance of 350,000 stock options with an exercise price of $1.81 to UPE in exchange for consideration for guarantees on the Company's various debt obligations. In April 1998, the grant of options received stockholders' approval. The ascribed fair value to these options approximated $424. Such costs were allocated to current and future periods based on existing and prior guarantees. Of this amount, $296 was expensed as a financing charge in the 1998 statement of income, and $128 was capitalized (included in "Other Assets") at May 31, 1998.

In March of 1996, the Board of Directors authorized the Company to enter into an agreement with UPE to purchase a 50% interest in inventory in exchange for 350,000 shares of the Company's common stock. In April 1998, the transaction received stockholder approval. At the date of stockholder approval, the 350,000 shares of common stock had an ascribed fair market value of approximately $847, while the appraised fair market value of the Company's 50% share of the inventory amounted to $721. The excess of the common stock's fair value over the inventory fair value amounted to approximately $126, which was recorded as an operating expense in the 1998 statement of income.

In May 1998 the Company transferred its inventory with a book value of approximately $1,924 to UPE As part of the transaction, UPE assumed obligations of $1,390 and $534 of related bank debt. This transaction did not result in a gain or loss in the 1998 statement of income.

--------------------------------------------------------------------------------
NOTE 14  -  CONCENTRATION OF CREDIT RISK:
--------------------------------------------------------------------------------

TRADE ACCOUNTS RECEIVABLE:
The Company designs, manufactures, sells and services a product line of capital equipment used to process materials to a variety of domestic and international customers. The Company's accounts receivable (excluding related parties) include a concentration of two customer balances which represent 20% and 17% of the accounts receivable balance at May 31, 1998. Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

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
--------------------------------------------------------------------------------

In 1998, five customers individually represented 11% to 17% of consolidated sales and, in the aggregate, accounted for 68% of consolidated sales. In 1997 one customer accounted for approximately 35% of the Company's consolidated sales.

For the years ended May 31, 1998 and 1997, export sales were as follows:


                                           YEAR ENDED MAY 31,
                CUSTOMER                1998                 1997
            --------------------------------------------------------------
                Scotland          $    2,096              $          -
                Netherlands               72                     2,723
                Brazil                     -                     1,149
                Taiwan                 1,781                     1,566
                Indonesia                  -                       620
                Mexico                   620                       534
                Japan                      8                       352
                Estonia                  195                        38
                Russia                   145                         -
                Chile                      -                       138
                South Africa             127                         -
                Israel                     -                        33
                Canada                    53                         6
                All Others               339                         6
                                 -----------------------------------------

                                 $     5,436              $      7,165
                                 =========================================


--------------------------------------------------------------------------------
NOTE 16  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES:
--------------------------------------------------------------------------------

                                                    YEAR ENDED MAY 31,
                                                   1998             1997
                                              ---------------  ---------------
         Cash paid for interest                     $    660      $       591
                                              ===============  ===============
         Cash paid for income taxes                 $     90      $         -
                                              ===============  ===============

NONCASH INVESTING AND FINANCING ACTIVITIES:
In April 1998, the Company issued 350,000 shares of common stock to a related party in exchange for a 50% interest in used inventory (see Note 13).

In connection with a transfer of inventory (see Note 13), UPE assumed $534 of the Company's bank debt.



================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 17 - EARNINGS PER SHARE
--------------------------------------------------------------------------------

Basic and Diluted earnings per share for 1998 and 1997 have been computed as follows:


                                                                           1998
                                               INCOME                     SHARES                PER SHARE
                                            (NUMERATOR)               (DENOMINATOR)              AMOUNT
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Net Income                              $    531                        1,975                  $    .27
Effect of dilutive securities
  Warrants and options                           -                        1,460                         -
Diluted Earnings Per Share
 Net Income                               $    531                        3,435                  $    .15



                                                                           1997
                                               INCOME                     SHARES                 PER SHARE
                                            (NUMERATOR)               (DENOMINATOR)               AMOUNT
-----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Net Income                              $    713                        1,939                  $   0.37
Effect of dilutive securities
  Warrants and options                           -                        1,322                         -
Diluted Earnings Per Share
 Net Income                               $    713                        3,261                  $    .22


Options to purchase 80,000 and 50,000 shares of common stock, exercisable at between $2.87 and $3.15 per share in 1998 and $2.50 and $3.15 in 1997, were outstanding at May 31, 1998 and 1997 respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock underlying the options.

--------------------------------------------------------------------------------
NOTE 18 -  FOURTH QUARTER ADJUSTMENTS:
--------------------------------------------------------------------------------

In the fourth quarter of 1998, the Company recognized a deferred tax benefit related to a reduction in the deferred tax asset valuation allowance of $96. As discussed in Notes 11 and 13, in the fourth quarter of 1998, the Company's stockholders approved the issuance of common stock and stock options to UPE and certain directors. As a result, the Company recognized an operating and financing charge of $158 and $296, respectively.

--------------------------------------------------------------------------------
NOTE 19 -  SUBSEQUENT EVENT:
--------------------------------------------------------------------------------

On July 31, 1998, the Company entered into a new collective bargaining agreement with the Bethlehem Corporation Employees Association, which represents approximately 44 workers at the Company's main production facility located in Easton, Pennsylvania. This agreement has a three year term due to expire on July 31, 2001.


================================================================================
                                                                            F-29