Form 10KSB/A
period 1998-05-31
BETHLEHEM CORP
filed 1998-09-28
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended May 31, 1998.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Pennsylvania                               24-0525900
         -------------------------------                 ----------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

         25th and Lennox Streets, Easton, Pennsylvania        18044-0348
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------

         Common Stock, no par value             American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X. No .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.

         The directors are elected at the Annual Meeting of the Stockholders of the Company and each director elected holds office until his successor is elected and qualified. The Board currently consists of eight members. The stockholders vote at the Annual Meeting for the election of directors. There are no family relationships among any directors or executive officers of the Company, except that directors Jan P. Gale and Ronald H. Gale are brothers.

         The names of the directors, together with certain information regarding them, are as follows:

                                                                                                          Year First Became a
         Name                  Age                            Principal Occupation                             Director
-----------------------    ------------     ---------------------------------------------------------    ----------------------

Salvatore J. Zizza             52           Chairman of the Board of Directors since 1995; Chairman              1995
                                            and Principal of Hallmark Electrical Supplies Corp.,
                                            since May of 1998; from 1991 to April 1998, Chairman
                                            and Executive Vice President and Treasurer of The
                                            Lehigh Group, a public company listed on the New York
                                            Stock Exchange with subsidiaries in the distribution of
                                            electrical products

Alan H. Silverstein            49           President and Chief Executive Officer of the Company                 1994
                                            since December 1995; President and Chief Operating
                                            Officer of the Company from February 1994 to November
                                            1995; from July 1992 to February 1994, President of
                                            Universal Industrial Gas, Inc., a rebuilder of
                                            industrial gas plants

James L. Leuthe                56           Chairman of the Board of First Lehigh Corporation, a                 1976
                                            bank  holding  company,  since 1982;
                                            from 1977  until  1995 held  various
                                            positions    with    the    Company,
                                            including  most  recently  President
                                            and Chief Executive Officer

Jan P. Gale(1)                 44           Vice President since 1978 of UPE, an international                   1991
                                            supplier of complete process plants and equipment and
                                            manufacturer of new equipment in the United States and
                                            Europe

Ronald H. Gale(1)              47           President and Chief Executive Officer of UPE since 1978              1990

Harold Bogatz                  60           Vice President and General Counsel of UPE since 1987;                1995
                                            Secretary of the Company since 1996

James F. Lomma                 52           President, J.F. Lomma Inc. since 1975, a trucking,                   1998
                                            rigging and export packaging firm located in South
                                            Kearney, N.J.  Mr. Lomma also serves as the Chairman of
                                            the Special Carrier & Rigging Association

B. Ord Houston                 85           Secretary of the Company from June 1983 to December                  1976
                                            1995, otherwise retired for at least
                                            the last five  years;  held  various
                                            positions with the Company from 1966
                                            until   1984,   most   recently   as
                                            Executive Vice President

(1) Jan P. Gale and Ronald H. Gale are brothers.

Item 10. Executive Compensation

         The following table summarizes compensation information for the Company's President and Chief Executive Officer, and two executive officers of the Company whose compensation exceeded $100,000 for the Fiscal Year ended May 31, 1998. The table presents for such individuals information with respect to compensation paid or accrued by the Company for services rendered during the Fiscal Years ended May 31, 1996, 1997 and 1998. Messrs. Silverstein, Lind and Mrs. Martin are collectively referred to herein as the "Named Executive Officers."

                                            Summary Compensation Table

                                            Fiscal Year Compensation                 Long Term Compensation
                                            ------------------------                 ----------------------

Name and Principal                                           Other Annual              Stock          All Other
Position                 Year       Salary        Bonus      Compensation (3)         Option      Compensation (1)
                                                                                      Awards
------------------------ -------- ------------ ------------- ---------------------- ------------ --------------------

Alan H. Silverstein      1998      $ 154,789    $   91,214         $ 6,607           50,000           $11,865
President and Chief      1997        140,441        83,570           7,295               -             11,925
Executive Officer (2)    1996        118,655        46,850           7,295               -             11,925

Clarence T. Lind         1998        104,923        21,303           5,849               -                612
Vice President of        1997         99,000        25,907           4,369               -                672
Sales, Marketing and     1996         90,000        26,350           4,369            20,000              672
Technology (4)

Antoinette L. Martin     1998        100,000        10,900           5,539            10,000              612
Vice President of        1997         89,038           890           5,902               -                612
Finance, Chief           1996         63,754           638           5,902            20,000              612
Financial Officer (5)

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

(4) Mr. Lind was elected Vice President of Sales, Marketing and Technology of the Company on December 12, 1995.

(5) Mrs. Martin was elected Vice President of Finance and Chief Financial Officer of the Company on September 12, 1995.

Option Grants in Last Fiscal Year

         The following table sets forth information concerning options granted during the fiscal year ended May 31, 1998 under the Company's stock option plans or pursuant to grants to the Named Executive Officers.

                                  Number of           Percent of Total
                                 Securities           Options Granted
                             Underlying Options       to Employees in           Per Share            Expiration
          Name                     Granted              Fiscal Year           Exercise Price            Date
-------------------------    --------------------    -------------------     -----------------    -----------------
Alan H. Silverstein                50,000                  5.8%                   $1.88             June 2, 2007

Antoinette L. Martin               10,000                  1.17%                  $1.88             June 2, 2007

Aggregated Fiscal Year-End Options

         The following table sets forth certain information regarding unexercised stock options held by each of the Named Executive Officers as of May 31, 1998. No stock options were exercised by any Named Executive Officer during the 1998 Fiscal Year.

                        AGGREGATED FISCAL YEAR-END OPTION VALUES

                                  Number of
                             Unexercised Options                       Value of Unexercised
                               at May 31, 1998              in-the-Money Options at May 31, 1998 ($)(1)
                         -----------------------------    ------------------------------------------------

                                                                           Exercisable/
Name                      Exercisable/Unexercisable                        Unexercisable
----                      -------------------------                        -------------

Alan H. Silverstein               310,000/0                                  439,625/0

Clarence T. Lind                 9,999/10,001                               3,932/4,768

Antoinette L. Martin             23,333/6,667                              10,066/3,734


(1) On May 31, 1998 the last reported sale price of the Common Stock, as reported by the American Stock Exchange, was $2.56 per share.

Compensation of Directors

         Directors are not compensated in general for their services as a director but are entitled to reimbursement of expenses incurred in connection with their attendance at meetings. In the past the Company has granted options to certain directors.

Employment Agreements

         Alan H. Silverstein, President and Chief Executive Officer, is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement is $110,000 increasing to $165,000 in the fifth year. Mr. Silverstein is entitled to a quarterly bonus based on the defined earnings of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of September 28, 1998, information regarding ownership of the outstanding Common Stock of the Company by (i) all persons who are known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and Named Executive Officer (as such term is hereinafter defined); and (iii) all directors and executive officers of the Company as a group:

                                                                                             Percentage of
   Name and Address of Beneficial Owner*           Shares Owned Beneficially (1)          Outstanding Shares
---------------------------------------------     ---------------------------------      ----------------------
Universal Process Equipment, Inc.                                  2,706,600(2)(3)               63.5%
PO Box 338
Roosevelt, NJ  08555

Ronald H. Gale                                                     2,779,100(4)(5)               65.2%

Jan P. Gale                                                        2,777,100(4)(5)               65.1%

James L. Leuthe                                                      339,124(4)(6)               14.0%

Alan H. Silverstein                                                     310,000(7)               11.9%

Salvatore J. Zizza                                                      188,000(8)               7.6%

B. Ord Houston                                                            6,365(4)                (9)

Harold Bogatz                                                           10,000(10)                (9)

James F. Lomma                                                                   -                (9)

Clarence T. Lind                                                        13,999(11)                (9)

All directors and executive officers as a                            3,767,921(12)                76%
group (12 persons)


* Unless otherwise noted the address of the Beneficial Owner is c/o the Company, 25th & Lennox Streets, Easton, Pennsylvania 18044.

(1) All persons identified as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after September 28, 1998.

(2) Includes 1,975,000 shares subject to options. See "Certain Relationships and Transactions."

(3)  Does not include shares owned by Ronald H. Gale and Jan P. Gale.

(4)  Includes 500 shares subject to options.

(5)  Includes  2,706,600  shares   beneficially  owned  by  UPE,  of  which  the
     individual is an officer, director and principal stockholder.

(6) Of this total, 52,281 shares are owned by Nikki, Inc., a corporation of which Mr. Leuthe is an officer and director and the sole stockholder, 161,343 shares are owned by Mr. Leuthe and 125,500 shares are subject to options. This total does not include 640 shares owned by Mr. Leuthe's adult children as to which he disclaims beneficial ownership.

(7)  Consists of 310,000 shares subject to options.

(8)  Consists of 188,000 shares subject to options.

(9)  Less than 1.0%.

(10) Consists of 10,000 shares subject to options.

(11) Includes 9,999 shares subject to options.

(12) Includes 2,657,999 shares subject to options.

Item 12. Certain Relationships and Transactions

         Ronald H. Gale and Jan P. Gale are Directors and Stockholders of the Company and are officers, directors and principal stockholders of UPE, a principal stockholder of the Company. UPE and/or Ronald H. Gale and/or Jan P. Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company. UPE and related entities have purchased process equipment manufactured by the Company and have utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties was approximately $1,318,000 for the Fiscal year ended May 31, 1998 ("Fiscal 1998").

         On March 26, 1996, the Board of Directors of the Company, subject to the approval of the Company's stockholders, granted an option to UPE to purchase 350,000 shares of the Common Stock at an exercise price of $1.8125 per share. Such option was issued in consideration for debt guarantees by UPE for various borrowings by the Company. This transaction was approved by the Company's Stockholders at the Annual Meeting of the Stockholders held on April 23, 1998. A financing charge of $296,000 related to these options was recognized in Fiscal 1998. The value ascribed to these options is approximately $424,000, and the balance of $128,000 will be amortized over the terms of the outstanding guarantees.

         On March 26, 1996, the Board of Directors, subject to the approval of the Company's stockholders, authorized the issuance to UPE of 350,000 shares of Common Stock in consideration for a 50% ownership interest in certain resale inventory, which consists primarily of heat transfer equipment owned by UPE. This transaction was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on April 23, 1998. The Company recorded approximately $126,000 of non-cash compensation expense related to this transaction in Fiscal 1998.

         On August 21, 1998, the Board of Directors of the Company authorized the issuance to UPE of 175,000 shares of Common Stock at an exercise price of $1.63, which represented the fair market value of the stock at the date of the grant. Such option was issued in consideration for guarantees by UPE of borrowings by the Company from PNC Bank National Association. The financing consists of a $4 million line of credit and term loan, secured by the Company's inventory, accounts receivable, machinery and equipment and other assets. The value ascribed to such options will be amortized over the term of the guarantee.

         In May 1998, the Company transferred inventory with a book value of approximately $1,924,000 to UPE. As part of this transaction, UPE assumed obligations of $1,390,000 and $534,000 of related bank debt. This transaction did not result in a gain or loss in the Company's Fiscal 1998 statement of income.

         From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. The interest on the advances is prime rate (Chase Bank, New York) plus 1%. In August 1996, UPE advanced $250,000 to the Company. UPE advanced an additional $250,000 to the Company in October 1996. As of September 23, 1998, $538,000 of these advances remains outstanding.

         On February 28, 1997, the Company purchased a complete two stage environmental thermal process system in Alberta, Canada. In order to effect the acquisition of the equipment, the Company borrowed $225,000 from UPE at an interest rate of prime rate (Chase Bank, New York) plus 2.5%. This loan was repaid in full during the third and fourth quarter of Fiscal 1998.

         As of June 1, 1996, the Company began a three year profit sharing arrangement with UPE. This arrangement was agreed upon as consideration for UPE's role in introducing the Company to Third Millenium Products, Inc.
("Millenium"), assisting in negotiating the acquisition of the assets of the American Furnace Division of Millenium by Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary of the Company, and UPE's role in originating, negotiating, developing and assisting in the marketing of the Tower Filter Process product line. Under this arrangement, which expires in May 1999, UPE is entitled to receive 25% of the defined pre-tax profits of BAM and the Tower Filter Press product line. For the Fiscal Year 1998, no provision for this profit sharing arrangement was required.

         The Company and Salvatore J. Zizza, Chairman of the Board of the Company, are parties to an agreement under which Mr. Zizza renders certain financial advisory services, including those relating to proposed mergers and acquisitions and equity and debt financing and relations with the financial community and investors. Mr. Zizza receives compensation in the amount of $120,000 per annum.

         On March 26, 1996, the Board of Directors, subject to the approval of the Company's Stockholders, authorized the issuance of 125,000 and 178,000 shares of Common Stock to James L. Leuthe, a director and former Chairman and Chief Executive officer of the Company, and Salvatore J. Zizza, Chairman of the Board of Directors of the Company, respectively. On April 23, 1998, this transaction was approved at the Company's Stockholder's meeting. During Fiscal 1998, the Company recorded approximately $32,000 in compensation expense for these options. The balance of the option's fair value of approximately $335,000 will be expensed as services are rendered over the three year vesting period of the options.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         THE BETHLEHEM CORPORATION
Dated:  September 28, 1998

                                    By:  /s/ Alan H. Silverstein
                                         -----------------------
                                             Alan H. Silverstein
                                             President and Chief
                                             Executive Officer