Form 10QSB
period 1998-08-31
BETHLEHEM CORP
filed 1998-10-15
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998
                         (First Quarter of Fiscal 1999)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from _______ to ____________

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

                 YES   X                               NO
                     ----                                 ----
                                        *
 Number of shares outstanding of the issuer's classes of common stock as of August 31, 1998: 2,288,520.

Number of pages in this report:  13

                                      INDEX

PART I.     Financial Information:                                      Page No.

            Consolidated Balance Sheets as of August 31, 1998
            (unaudited) and May 31, 1998.................................... 3

            Consolidated Statements of Income for the three months
            ended August 31, 1998 and 1997 (unaudited)...................... 5

            Consolidated Condensed Statements of Cash Flows for the three months ended August 31, 1998 and 1997 (unaudited)............... 6

            Notes to Financial Statements................................... 7

            Management's Discussion and Analysis ........................... 8


PART II.    Other Information:

            Legal Proceedings, Exhibits and Reports on Form 8-K............ 11

            Signatures..................................................... 12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------
     ASSETS

      CURRENT ASSETS:                                                    August 31, 1998   May 31, 1998

       Cash                                                                $    38           $    41
       Accounts receivable (net of allowance
          for doubtful accounts of $162 and $150)                            2,220             1,365
       Costs and estimated profit in excess of
          billings on long-term                                                692               833
     contracts
       Inventories                                                           5,095             4,687
       Prepaid expenses and other current assets                               159               227
       Deferred tax asset                                                      325               300
                                                                           -------           -------

          Total Current Assets                                               8,529             7,453
                                                                           -------           -------


     PROPERTY, PLANT AND EQUIPMENT, at cost less
       accumulated depreciation and amortization                             2,802             2,772
       of $7,836 and $7,747

     OTHER ASSETS:
       Inventories, non current                                                500               500
       Intangibles (net of $141 and $92 of accumulated amortization)           300               349
       Intangible pension and deferred compensation plan assets                180               180
       Other                                                                   286               311
                                                                           -------           -------

                  Total Other Assets                                         1,266             1,340
                                                                           -------           -------

                  Total Assets                                             $12,597           $11,565
                                                                           =======           =======

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                                               August 31, 1998   May 31, 1998

       Current maturities of long-term debt and capital leases                                        $  2,703        $    312
       Note Payable - related party                                                                        745             782
       Accounts payable                                                                                  2,439           3,570
       Accounts payable - related parties                                                                  419             313
       Accrued liabilities                                                                                 644             569
       Billings in excess of costs and estimated profit
         on long-term contracts                                                                            427             160
                                                                                                      --------        --------

            Total Current Liabilities                                                                    7,373           5,706
                                                                                                      --------        --------

     OTHER LIABILITIES:
       Long-term debt and capital leases,  net of current maturities                                     3,085           3,912
       Deferred compensation and other pension liabilities                                                 765             724
                                                                                                      --------        --------

            Total Long-Term Liabilities                                                                  3,850           4,636
                                                                                                      --------        --------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       Preferred stock - authorized, 5,000,000 shares
         Without par value; none issued or outstanding
       Common stock - authorized, 20,000,000 shares
         Without par value;  stated value
         of $.50 per share;
         2,288,532 shares issued; 2,288,520 shares outstanding                                           1,144           1,144
       Additional paid-in capital                                                                        6,166           6,123
       Accumulated deficit                                                                              (5,940)         (6,044)
                                                                                                      --------        --------
                                                                                                         1,370           1,223
       Less treasury stock, at cost, 12 shares                                                            --              --

            Total Stockholders' Equity                                                                   1,370           1,223
                                                                                                      --------        --------

     Total Liabilities and Stockholders' Equity                                                       $ 12,597        $ 11,565
                                                                                                      ========        ========

                            THE BETHLEHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          Three months ended August 31
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     1998                   1997

     NET SALES                                                     $ 3,568               $ 4,706

     COST OF GOODS SOLD                                              2,387                 3,402
                                                                  ------------------------------

     GROSS PROFIT                                                    1,181                 1,304
                                                                  ------------------------------

     OPERATING EXPENSES:
         Selling                                                       270                   275
         General and Administrative                                    531                   531
         Non-Employee Stock Option Expense                              28                  --
                                                                  ------------------------------
                                                                       829                   806
                                                                  ------------------------------

             Operating income                                          352                   498
                                                                  ------------------------------

     OTHER INCOME (EXPENSE):
         Interest expense                                             (213)                 (167)
         Financing charge - issuance of stock options                  (14)                 --
         Other expense                                                 (46)                  (16)
         Interest income                                              --                       2
                                                                  ------------------------------
                                                                      (273)                 (181)
                                                                  ------------------------------

             Income before income taxes                                 79                   317

     INCOME TAX  BENEFIT                                                25                    25
                                                                  ------------------------------

     NET INCOME                                                    $   104               $   342
                                                                  ==============================

     EARNINGS PER SHARE DATA:

         Basic                                                     $   .05               $   .18
                                                                  ==============================

         Diluted                                                   $   .03               $   .11
                                                                  ==============================

     WEIGHTED AVERAGE  COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING:


         Basic                                                       2,288                 1,939
                                                                  ==============================

         Diluted                                                     3,336                 3,249
                                                                  ==============================

                            THE BETHLEHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Three Months ended August 31
                                 (in thousands)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Three months ended
                                                                                             August 31
                                                                                     1998              1997
                                                                                     ----              ----

     Cash flows provided by (used in) operating activities:                        $(1,411)             $   481


     Cash flows used in investing activities:                                         (119)                 (32)


     Cash flows provided by (used in) financing activities:                          1,527                 (236)
                                                                                   -------              -------

     NET INCREASE (DECREASE) IN CASH                                                    (3)                 213

     CASH
       BEGINNING OF PERIOD                                                              41                   36
                                                                                   -------              -------

     CASH
       END OF PERIOD                                                               $    38              $   249
                                                                                   =======              =======



                            THE BETHLEHEM CORPORATION
                            -------------------------

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
               --------------------------------------------------

FINANCIAL STATEMENT PRESENTATION:

1. The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate. It is suggested that these interim financial statements be read in conjunction with the 1998 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the three months ended August 31, 1998 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1999.

3. Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at August 31, 1998:

                    Raw materials & components                       $     421
                    Work in process                                      2,355
                    Finished goods                                       3,018
                    Less: reserve for obsolete inventory                  (199)
                                                                ----------------
                                                                         5,595
Less:  non current inventory                                              (500)
                                                                ----------------
                                                                      $  5,095
                                                                ================


4. Earnings per Share are computed in accordance with Financial Accounting Standards Board Standard No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are calculated based on the
            weighted-average  number  of  common  shares  outstanding.   Diluted
            earnings per share are calculated based on the weighted-average number of common shares outstanding, plus dilutive potential common shares. Dilutive potential common shares, principally stock options, are computed under the treasury stock method. As required, earnings per share for all periods presented reflect the adoption of SFAS 128.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
------   ------------------------------------


Results of Operations for the Quarter Ended August 31, 1998 ("Fiscal 1999") and for the Quarter ended August 31, 1997 ("Fiscal 1998")

The Company's total sales were $3,568,000 for the first quarter of Fiscal 1999 compared to $4,706,000 for the first quarter of Fiscal 1998, a decrease of $1,138,000 or 24%. Gross profit was $1,181,000 or 33% of sales for the first quarter of Fiscal 1999 compared to gross profit of $1,304,000 or 28% of sales for the first quarter of Fiscal 1998. Decreased sales in the Company's Thermal Process Units was the primary reason for the lower sales. The Company's wholly owned subsidiary, Bethlehem Advanced Materials ("BAM"), recorded stronger sales in the first quarter of Fiscal 1999. Higher gross profit margins were attributed to BAM contracts and Thermal Process contracts. The Company continues to focus on the development and marketing of its core capital equipment products and environmental systems inside and outside of North America. Additionally, the Company is focusing on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets. The company continues to focus on increasing production efficiency as well as decreasing manufacturing expenses in the production of its core products. The Company's five largest customers individually accounted for 10% to 21% of the Company's sales for the first quarter of Fiscal 1999.

            Operating expenses for the first quarter of Fiscal 1999 were $829,000 or 23% of sales, compared to $806,000 or 17% of sales for the first quarter of Fiscal 1998. Other expense totaled $273,000 for the first quarter of Fiscal 1999 compared to $181,000 for the first quarter of Fiscal 1998. Interest expense was $213,000 for the first quarter of Fiscal 1999, compared to $167,000 for the first quarter of Fiscal 1998 due largely to an increase in outstanding borrowings. Income before income taxes totaled $79,000 for the first quarter of Fiscal 1999 compared to $317,000 for the first quarter of Fiscal 1998.

            The Company's benefit for income taxes for the first quarter of Fiscal 1999 was $25,000. Based on historical earnings and estimated earnings for Fiscal 1999, which include earnings on existing contracts and the Company's ability to generate taxable income, management considers realization of the unreserved deferred tax asset at August 31, 1998 more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Net income for the first quarter of Fiscal 1999 was $104,000 compared to $342,000 for the first quarter of Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

            During the first quarter of Fiscal 1999, $1,411,000 of cash was used in operating activities compared to $481,000 of cash provided by operating activities for the first quarter of Fiscal 1998. The Company's accounts payable decreased $1,131,000 due to payments made to suppliers and third party service providers.

            Cash flow used for investing activities, solely capital expenditures, was $119,000 for the first quarter of Fiscal 1999 compared to $32,000 for the first quarter of Fiscal 1998. The Company's current commitment for capital expenditures in Fiscal 1999 includes approximately $300,000 for energy efficiency upgrades, new plant equipment, upgrades to existing plant equipment, and office buildings.

             Cash flow provided by financing activities was $1,527,000 for the first quarter of Fiscal 1999 compared to cash flow used in financing activities of $236,000 for the first quarter of Fiscal 1998. On June 3, 1998, the Company entered into a loan agreement with PNC Bank National Association for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") and for general working capital needs. This credit facility includes (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,200,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on June 1, 1999. The loan agreement contains certain covenants, which among other things will require the Company to maintain specified levels of net worth. Universal Process Equipment ("UPE"), agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity. As of August 31, 1998, the amount outstanding under this facility was $3,172,000. In August 1998, the Company issued options to purchase 175,000 shares to UPE as consideration for providing guarantees on this agreement. The Company will recognize a change for the fair values of these options over the term of the Guarantee.

            The Company believes that cash available from the PNC National Bank credit agreement and cash generated from existing business and new orders will be sufficient to meet operating and investing requirements through the year ending May 31, 1999 and principal repayments on debt obligations as they become due.

            Backlog as of August 31, 1998 was $4,510,000 compared to backlog of $9,033,000 at August 31, 1997. New orders received by the Company for the first quarter of Fiscal 1999 were $3,529,000 compared to new orders of $4,239,000 for the first quarter of Fiscal 1998.

            The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company replaced its existing computer software during 1998 with software that is Year 2000 compliant, and is currently assessing the functionality of the systems of its customers and suppliers in an attempt to identify and avoid potential problems. The Company is not aware of any potential problems at this time with respect to the functionality of the systems of its customers and supplies but continues to evaluate and assess for any potential problems.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
-------   -----------------

            None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

            Exhibits: Appendix A

            Reports on Form 8-K:  None

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



Date:  October 15, 1998