Form 10QSB
period 1998-11-30
BETHLEHEM CORP
filed 1999-01-14
CIK 11856

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 1998
         (Second Quarter of Fiscal 1999)

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ____________________

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

YES  / X /     NO  /  /
                                        *

Number of shares outstanding of the issuer's classes of common stock as of November 30, 1998: 2,288,520.

Number of pages in this report:  14

                                      INDEX


PART I.   Financial Information:                                        Page No.

          Consolidated Balance Sheet as of November 30, 1998 (unaudited)
          and May 31, 1998.................................................3

          Consolidated Statements of Income for the three months
          ended November 30, 1998 and 1997 (unaudited).....................5

          Consolidated Statements of Income for the six
          months ended November 30, 1998 and 1997 (unaudited)..............6

          Consolidated Condensed Statements of Cash Flows for the six
          months ended November 30, 1998 and 1997 (unaudited)..............7

          Notes to Financial Statements....................................8

          Management's Discussion and Analysis ............................9


PART II.  Other Information:

          Legal Proceedings, Exhibits and Reports on Form 8-K.............11

          Signatures......................................................12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS

CURRENT ASSETS:                                                                           November 30, 1998          May 31, 1998
                                                                                           Unaudited
  Cash                                                                                     $         12            $       41
  Accounts receivable (net of allowance for doubtful accounts of $139 and $150)                   2,024                 1,365
  Costs and estimated profit in excess of billings on long-term contracts                         1,063                   833
  Inventories                                                                                     5,660                 4,687
  Prepaid expenses and other current assets                                                         212                   227
  Deferred tax asset                                                                                350                   300
                                                                                         ---------------------- --------------------
    Total Current Assets                                                                          9,321                 7,453
                                                                                         ---------------------- --------------------


PROPERTY, PLANT AND EQUIPMENT, at cost less
    accumulated depreciation and amortization                                                     3,231                 2,772

OTHER ASSETS:
    Inventories, non current                                                                        500                   500
    Intangibles (net of $149 and $92 of accumulated amortization)                                   292                   349
    Intangible pension and deferred compensation plan assets                                        180                   180
    Other                                                                                           254                   311
                                                                                         ---------------------- --------------------

    Total Other Assets                                                                            1,226                 1,340
                                                                                         ---------------------- --------------------

    Total Assets                                                                              $  13,778            $   11,565
                                                                                         ====================== ====================

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                         November 30, 1998        May 31, 1998
                                                                                Unaudited

  Current maturities of long-term debt and capital leases                      $  4,026                 $  312
  Note Payable - related party                                                      787                    782
  Accounts payable                                                                2,654                  3,570
  Accounts payable - related parties                                                620                    313
  Accrued liabilities                                                               450                    569
  Billings in excess of costs and estimated profit
    on long-term contracts                                                          378                    160
                                                                             ----------                -------

       Total Current Liabilities                                                  8,915                  5,706
                                                                             ----------                -------

OTHER LIABILITIES:
  Long-term debt and capital leases,  net of current maturities                   2,655                  3,912
  Deferred compensation and other pension liabilities                               772                    724
                                                                             ----------                -------
      Total Long-Term Liabilities                                                 3,427                  4,636
                                                                             ----------                -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares                                      -                      -
   Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares
  Without par value; stated value of $.50 per share;
   2,288,532 shares issued; 2,288,520 shares outstanding                          1,144                  1,144
  Additional paid-in capital                                                      6,181                  6,123
  Accumulated deficit                                                            (5,889)                (6,044)
                                                                             ----------             ----------
                                                                                  1,436                  1,223
  Less treasury stock, at cost, 12 shares                                             -                      -

       Total Stockholders' Equity                                                 1,436                  1,223
                                                                             ----------             ----------

       Total Liabilities and Stockholders' Equity                              $ 13,778               $ 11,565
                                                                             ==========             ==========

                            THE BETHLEHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended November 30
                                 (in thousands)
                                   (UNAUDITED)


                                                                    1998                   1997

NET SALES                                                       $   2,775             $    3,479

COST OF GOODS SOLD                                                  1,783                  2,174
                                                                ---------              ----------

GROSS PROFIT                                                          992                  1,305
                                                                ----------             ----------

OPERATING EXPENSES:
    Selling                                                           331                    278
    General and Administrative                                        440                    555
    Non-Employee Stock Option Expense                                  15                      -
                                                                ----------             ---------
                                                                      786                    833
                                                                ----------             ----------

        Operating income                                              206                    472
                                                                ----------             ----------

OTHER INCOME (EXPENSE):
    Interest expense                                                 (142)                  (145)
    Financing charge - issuance of stock options                      (11)                      -
    Other income (expense)                                              8                      4
                                                                ---------              ----------
                                                                     (145)                  (141)
                                                                ---------              ----------

     Income before income taxes                                        61                    331

INCOME TAX PROVISION                                                  (10)                   (54)
                                                                ---------              ----------

NET INCOME                                                      $      51            $       277
                                                                =========              ==========

EARNINGS PER SHARE DATA:

    Basic                                                       $     .02           $        .14
                                                                =========              ==========

    Diluted                                                     $     .02           $        .08
                                                                =========              ==========

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  EQUIVALENT SHARES OUTSTANDING:

    Basic                                                           2,288                  1,939
                                                                =========              ==========

    Diluted                                                         2,834                  3,462
                                                                =========              ==========

                            THE BETHLEHEM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          Six months ended November 30
                                 (in thousands)
                                   (UNAUDITED)


                                                                                                 1998                   1997

   NET SALES                                                                                 $   6,343            $    8,185

   COST OF GOODS SOLD                                                                            4,170                 5,576
                                                                                ---------------------------------------------

   GROSS PROFIT                                                                                  2,173                 2,609
                                                                                ---------------------------------------------

   OPERATING EXPENSES:
       Selling                                                                                     601                   553
       General and Administrative                                                                  971                 1,086
       Non-employees Stock Option Expense                                                           43                     -
                                                                                ---------------------------------------------
                                                                                                 1,615                 1,639
                                                                                ---------------------------------------------

           Operating Income                                                                        558                   970
                                                                                ---------------------------------------------

   OTHER INCOME (EXPENSE):
       Interest expense                                                                          (355)                 (310)
       Financing charge - issuance of stock options                                               (25)                     -
       Other expense                                                                              (38)                  (12)
                                                                                ---------------------------------------------
        Interest Income                                                                          (418)                 (322)
                                                                                ---------------------------------------------

           Income before income taxes                                                              140                   648

   INCOME TAX BENEFIT (PROVISION)                                                                   15                  (29)
                                                                                ---------------------------------------------

   NET INCOME                                                                                $     155             $     619
                                                                                =============================================

   EARNINGS PER SHARE DATA:

       Basic                                                                                $      .07            $      .32
                                                                                =============================================

       Diluted                                                                              $      .05            $      .17
                                                                                =============================================

   WEIGHTED AVERAGE  COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING:
     EQUIVALENT SHARES OUTSTANDING
       Basic                                                                                     2,288                 1,939
                                                                                ---------------------------------------------

       Diluted                                                                                   3,131                 3,568
                                                                                =============================================

                            THE BETHLEHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Six Months ended November 30
                                 (in thousands)
                                   (UNAUDITED)


                                                                                             Six months ended
                                                                                                November 30
                                                                                         1998                    1997
                                                                                         ----                    ----

Cash flow provided by (used in) operating activities                              $   (1,851)                 $     712


Cash flow used in investing activities:                                                 (640)                      (146)


Cash flow provided by (used in) financing activities:                                  2,462                       (539)
                                                                                --------------      --------------------

NET INCREASE (DECREASE) IN CASH                                                          (29)                        27

CASH
  BEGINNING OF PERIOD                                                                     41                         36
                                                                                --------------      --------------------
CASH
  END OF PERIOD                                                                 $         12                 $       63
                                                                                ==============      ====================

                            THE BETHLEHEM CORPORATION
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION:
1. The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate. It is suggested that these interim financial statements be read in conjunction with the May 31, 1998 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the six months ended November 30, 1998 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1999.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consisted of the following at November 30, 1998:

Raw materials & components                        $     368
Work in process                                       2,717
Finished goods                                        3,235
Less: reserve for obsolete inventory                   (160)
                                                  ----------
                                                      6,160
Less:  non current inventory                           (500)
                                                  ----------
                                                  $   5,660
                                                  =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS FOR THE QUARTER ENDED NOVEMBER 30, 1998 AND FOR THE SIX MONTHS ENDED NOVEMBER 1998 ("FISCAL 1999") AND FOR THE QUARTER ENDED NOVEMBER 30, 1997 AND FOR THE SIX MONTHS ENDED NOVEMBER 1997 ("FISCAL 1998")

            The Company's total sales were $2,775,000 for the second quarter of Fiscal 1999 compared to $3,479,000 for the second quarter of Fiscal 1998, a decrease of $704,000 or 20%. Gross profit was $992,000 or 36% of sales for the second quarter of Fiscal 1999 compared to gross profit of $1,305,000 or 38% of sales for the second quarter of Fiscal 1998. Sales were $6,343,000 for the first six months of Fiscal 1999 compared to sales of $8,185,000 for the first six months of Fiscal 1998, a decrease of $1,842,000 or 23%. Gross profit was $2,173,000 or 34% of sales for the first six months of Fiscal 1999 compared to gross profit of $2,609,000 or 32% of sales for the first six months of Fiscal 1998.

            Decreased sales in the Company's Thermal Process Unit were the primary reason for the lower sales. The Company has been experiencing decreased international sales activity in its Thermal Process and Filtration Units. The Company's wholly owned subsidiary, Bethlehem Advanced Materials ("BAM") recorded stronger sales in the second quarter of Fiscal 1999. The Company continues to focus on the development and marketing of its core capital equipment products and environmental systems inside and outside of North America. Additionally, the Company is focusing on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets. The Company continues to focus on increasing production efficiency as well as decreasing manufacturing expenses in the production of its core products. The Company's three largest customers individually accounted for 13% to 21% of the Company's sales for the first six months of Fiscal 1999.

            Operating expenses for the second quarter of Fiscal 1999 were $786,000 or 28% of sales, compared to $833,000 or 24% of sales for the second quarter of Fiscal 1998. For the first six months of Fiscal 1999 operating expenses were $1,615,000 or 25% of sales, compared to operating expenses of $1,639,000 or 20% of sales for the first six months of Fiscal 1998. Other expense was $145,000 for the second quarter of Fiscal 1999 and $418,000 for the first six months of Fiscal 1999. This compares to other expense of $141,000 for the second quarter of Fiscal 1998 and $322,000 for the first six months of Fiscal 1998. Increased interest and financing expenses for the first six months of Fiscal 1999 was primarily due to increased borrowings. Income before taxes for the second quarter of Fiscal 1999 was $61,000 compared to $331,000 for the second quarter of Fiscal 1998. Income before taxes for the first six months of Fiscal 1999 was $140,000 compared to $648,000 for the same period last year.

            During the first six months of Fiscal 1999, the Company recorded a year to date income tax benefit primarily related to federal taxes of $50,000, which was offset by a state income tax provision of $35,000. Based on historical earnings and estimated earnings for Fiscal 1999, which include earnings on existing contracts and the Company's ability to generate taxable income, management considers realization of the unreserved deferred tax asset at November 30, 1998 more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Net income for the second quarter of Fiscal 1999 was $51,000 compared to $277,000 for the second quarter of Fiscal 1998. Net income for the first six months of Fiscal 1999 was $155,000 compared to $619,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

            During the first six months of Fiscal 1999, $1,851,000 of cash was used in operating activities compared to $712,000 of cash provided by operating activities for the first six months of Fiscal 1998. The Company's accounts receivables and inventories increased by approximately $1,632,000 for the first six months of Fiscal 1999. The increase in accounts receivable was due to increased billings on contracts. The increase in inventory was due to increased material purchases for work in process. The Company's accounts payable decreased $609,000 due to payments made to suppliers and third party service providers.

            Cash flow used for investing activities, solely capital expenditures, was $640,000 for the first six months of Fiscal 1999 compared to $146,000 for the first six months of Fiscal 1998. The Company's current plan for capital expenditures in Fiscal 1999 includes energy efficiency upgrades, new plant equipment, upgrades to existing plant equipment, and office buildings.

            Cash flow provided by financing activities was $2,462,000 for the first six months of Fiscal 1999 compared to cash flow used in financing activities of $539,000 for the first six months of Fiscal 1998.

            On June 3, 1998, the Company entered into a loan agreement with PNC Bank National Association for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") and for general working capital needs. This credit facility includes (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,200,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on June 1, 1999. The loan agreement contains certain covenants, which among other things will require the Company to maintain specified levels of net worth. Universal Process Equipment ("UPE") agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity. As of November 30, 1998, the amount outstanding under this facility was $3,904,000. In August 1998, the Company issued options to purchase 175,000 common shares to UPE as consideration for providing guarantees on this agreement, the cost ascribed to such options is being amortized over the estimated life of the guarantees.

            Backlog as of November 30, 1998 was $23,373,000 compared to backlog of $7,546,000 at November 30, 1997. New orders received by the Company for the second quarter of Fiscal 1999 were $21,638,000 compared to new orders of $1,992,000 for the second quarter of Fiscal 1998. New orders received for the first six months of Fiscal 1999 were $25,167,000 compared to $6,231,000 for the first six months of Fiscal 1998. In November 1998, BAM entered into an agreement with an existing customer to continue toll processing for five years commencing January 1, 1999. The value of the agreement is approximately $20 million over five years.

            The Company is presently negotiating a new loan agreement for BAM. The Company believes that cash available from its existing credit facility, a new loan agreement for BAM and cash generated from existing business and new orders will be sufficient to meet operating and investing requirements through the year ending May 31, 1999 and principal repayments on debt obligations as they become due.

YEAR 2000

            The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the Year 2000 and related issues. The Company replaced its existing computer software during 1998 with software that is Year 2000 compliant, and is currently assessing the functionality of the systems of its customers and suppliers in an attempt to identify and avoid potential problems. The Company is presently forming a team to identify Year 2000 target areas and expects to have target areas identified in February 1999. Once the target areas have been identified, the team will evaluate and assess any potential problems. The Company is requiring this process to be completed in March 1999. At which point, the Company will address any potential business disruptions. The Company's current plan is to have all Year 2000-related issues adequately handled by the end of the Company's second fiscal quarter.

            Year to date, the Company has not incurred any material expenses in connection with evaluating Year 2000 compliance issues. Presently, the Company can not assess the financial impact of the Year 2000 compliance issues. Although, the Company considers a material adverse impact on its financial condition or results of operations or liquidity unlikely, the Company cannot at this time state with a high degree of certainty that the Year 2000 compliance issues will not have a material impact due to the fact that the Company is in the beginning stages of evaluation of Year 2000 exposure.

            This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's proprietary rights, environmental considerations, the actual value of the new agreement and its ability to obtain contracts in the future. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits: Appendix A

            Reports on Form 8-K:  None

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



Date:  January 14, 1999