Form 10QSB
period 1999-02-28
BETHLEHEM CORP
filed 1999-04-19
CIK 11856

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                         (Third Quarter of Fiscal 1999)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from __________ to _____________

                           Commission File No. 1-4676

                                        *

                            THE BETHLEHEM CORPORATION

Incorporated in PENNSYLVANIA                I.R.S. Employer I.D. No. 24-0525900

                             25th and Lennox Streets
                              Easton, PA 18044-0348

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

Number of shares outstanding of the issuer's classes of common stock as of February 28, 1999: 2,288,520.

Number of pages in this report:  14

                                      INDEX



PART I.    Financial Information:                                       Page No.

           Consolidated Balance Sheet as of February 28, 1999 (unaudited)
           and May 31, 1998...................................................3

           Consolidated Statements of Income for the three months
           ended February 28, 1999 and 1998 (unaudited).......................5

           Consolidated Statements of Income for the nine
           months ended February 28, 1999 and 1998 (unaudited)............... 6

           Consolidated Condensed Statements of Cash Flows for the nine months ended February 28, 1999 and 1998 (unaudited)............... 7

           Notes to Financial Statements......................................8

           Management's Discussion and Analysis ..............................9


PART II.          Other Information:

           Legal Proceedings, Submissions of Matters to a Vote of Security
           Holders, Exhibits and Reports on Form 8-K.........................12

           Signatures........................................................13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


------------------------------------------------------------------------------------------------------------------------------------

ASSETS

 CURRENT ASSETS:                                                                                    February 28, 1999   May 31, 1998
                                                                                                         (Unaudited)
      Cash                                                                                              $   673         $    41
      Accounts receivable (net of allowance for doubtful accounts of                                      2,485           1,365
      $151 and $150)
      Costs and estimated profit in excess of billings on long-term contracts                               475             833
      Inventories                                                                                         6,330           4,687
      Prepaid expenses and other current assets                                                             189             227
      Deferred tax asset                                                                                    350             300
                                                                                                        -------         -------

        Total Current Assets                                                                             10,502           7,453
                                                                                                        -------         -------


    PROPERTY, PLANT AND EQUIPMENT, at cost less
        accumulated depreciation and amortization of $8,082 and $7,747                                    4,509           2,772

    OTHER ASSETS:
        Inventories, non current                                                                            500             500
        Intangibles (net of $158 and $92 of accumulated amortization)                                       283             349
        Intangible pension and deferred compensation plan assets                                            180             180
        Other                                                                                               475             311
                                                                                                        -------         -------

        Total Other Assets                                                                                1,438           1,340
                                                                                                        -------         -------

        Total Assets                                                                                    $16,449         $11,565
                                                                                                        =======         =======

                            THE BETHLEHEM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                                               February 28, 1999    May 31, 1998
                                                                                                       (Unaudited)
       Current maturities of long-term debt and capital leases                                        $  4,014        $    312
       Note Payable - related party                                                                        787             782
       Accounts payable                                                                                  2,353           3,570
       Accounts payable - related parties                                                                  198             313
       Accrued liabilities                                                                               1,121             569
       Billings in excess of costs and estimated profit
         on long-term contracts                                                                            792             160
                                                                                                      --------        --------

            Total Current Liabilities                                                                    9,265           5,706
                                                                                                      --------        --------

     OTHER LIABILITIES:
       Long-term debt and capital leases,  net of current maturities                                     4,957           3,912
       Deferred compensation and other pension liabilities                                                 779             724
                                                                                                      --------        --------

           Total Long-Term Liabilities                                                                   5,736           4,636
                                                                                                      --------        --------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       Preferred stock - authorized, 5,000,000 shares                                                     --
        without par value; none issued or outstanding
       Common stock - authorized,  20,000,000 shares
        without par value;  stated value of $.50 per share;
         2,288,532 shares issued; 2,288,520 shares outstanding                                           1,144           1,144
       Additional paid-in capital                                                                        6,367           6,123
       Accumulated deficit                                                                              (6,063)         (6,044)
                                                                                                      --------        --------
                                                                                                         1,448           1,223
       Less - treasury stock, at cost, 12 shares                                                          --              --

            Total Stockholders' Equity                                                                   1,448           1,223
                                                                                                      --------        --------

            Total Liabilities and Stockholders' Equity                                                $ 16,449        $ 11,565
                                                                                                      ========        ========

                            THE BETHLEHEM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended February 28
                                 (in thousands)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  1999                   1998

     NET SALES                                                                                   $ 3,063               $ 3,543

     COST OF GOODS SOLD                                                                            2,384                 2,338
                                                                                                 -------               -------

     GROSS PROFIT                                                                                    679                 1,205
                                                                                                 -------               -------

     OPERATING EXPENSES:
         Selling                                                                                     266                   243
         General and administrative                                                                  408                   701
         Non-employees stock option expense                                                           29                  --
                                                                                                 -------               -------
                                                                                                     703                   944
                                                                                                 -------               -------

             Operating Income (Loss)                                                                 (24)                  261
                                                                                                 -------               -------

     OTHER INCOME (EXPENSE):
         Interest expense                                                                           (161)                 (243)
         Financing charge - issuance of stock options                                                (61)                 --
         Other income                                                                                102                    45
                                                                                                 -------               -------
                                                                                                    (120)                 (198)
                                                                                                 -------               -------

          Income (loss) before income taxes                                                         (144)                   63

     INCOME TAX BENEFIT (PROVISION)                                                                  (30)                   25
                                                                                                 -------               -------

     NET INCOME (LOSS)                                                                           $  (174)              $    88
                                                                                                 =======               =======

     EARNINGS (LOSS) PER SHARE DATA:

         Basic                                                                                   $  (.08)              $   .05
                                                                                                 =======               =======

         Diluted                                                                                 $  (.08)              $   .03
                                                                                                 =======               =======

     WEIGHTED AVERAGE  COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING:
       EQUIVALENT SHARES OUTSTANDING:

         Basic                                                                                     2,289                 1,939
                                                                                                 -------               -------

         Diluted                                                                                   3,542                 3,629
                                                                                                 =======               =======

                            THE BETHLEHEM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Nine months ended February 28
                                 (in thousands)
                                   (UNAUDITED)


                                                             1999       1998

  NET SALES                                               $  9,406    $ 11,728

  COST OF GOODS SOLD                                         6,554       7,914
                                                          --------    --------

  GROSS PROFIT                                               2,852       3,814
                                                          --------    --------

  OPERATING EXPENSES:
      Selling                                                  867         796
      General and administrative                             1,379       1,787
      Non-employees stock option expense                        72        --
                                                          --------    --------
                                                             2,318       2,583
                                                          --------    --------

          Operating Income                                     534       1,231
                                                          --------    --------

  OTHER INCOME (EXPENSE):
      Interest expense                                        (516)       (553)
      Financing charge - issuance of stock options             (86)       --
      Other income (expense)                                    64          33
                                                          --------    --------
                                                              (538)       (520)
                                                          --------    --------

          Income (loss) before income taxes                     (4)        711

  INCOME TAX  (PROVISION)                                      (15)         (4)
                                                          --------    --------

  NET INCOME (LOSS)                                       $    (19)   $    707
                                                          ========    ========

  EARNINGS (LOSS) PER SHARE DATA:

      Basic                                               $   (.01)   $    .36
                                                          ========    ========

      Diluted                                             $   (.01)   $    .20
                                                          ========    ========

  WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    EQUIVALENT SHARES OUTSTANDING

      Basic                                                  2,289       1,939
                                                          ========    ========

      Diluted                                                3,388       3,514
                                                          ========    ========

                            THE BETHLEHEM CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Nine Months ended February 28
                                 (in thousands)
                                   (UNAUDITED)


                                                                  1999                  1998
                                                                  ----                  ----

  Cash flow provided by (used in) operating activities          $(2,125)              $ 1,006


  Cash flow used in investing activities:                        (1,995)                 (257)


  Cash flow provided by (used in) financing activities:           4,752                  (406)
                                                                -------               -------

  NET INCREASE IN CASH                                              632                   343

  CASH
    BEGINNING OF PERIOD                                              41                    36
                                                                -------               -------

  CASH
    END OF PERIOD                                               $   673               $   379
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

2. The results of operations for the three and nine months ended February 28, 1999 presented herein are not necessarily indicative of the results expected for the year ending May 31, 1999.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consisted of the following at February 28, 1999:

Raw materials & components                               $     652
Work in process                                              2,409
Finished goods                                               3,918
Less: reserve for obsolete inventory                          (149)
                                                       --------------
                                                             6,830
Less:  non current inventory                                  (500)
                                                       --------------
                                                          $  6,330
                                                       ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS FOR THE QUARTER ENDED FEBRUARY 28, 1999 AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 ("FISCAL 1999") AND FOR THE QUARTER ENDED FEBRUARY 28, 1998 AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 ("FISCAL 1998")

                  The Company's total sales were $3,063,000 for the third quarter of Fiscal 1999 compared to $3,543,000 for the third quarter of Fiscal 1998, a decrease of $480,000 or 14%. Gross profit was $679,000 or 22% of sales for the third quarter of Fiscal 1999 compared to gross profit of $1,205,000 or 34% of sales for the third quarter of Fiscal 1998. Sales were $9,406,000 for the first nine months of Fiscal 1999 compared to sales of $11,728,000 for the first nine months of Fiscal 1998, a decrease of $2,322,000 or 20%. Gross profit was $2,852,000 or 30% of sales for the first nine months of Fiscal 1999 compared to gross profit of $3,814,000 or 33% of sales for the first nine months of Fiscal 1998.

                  Decreased sales in the Company's Thermal Products Unit were the primary reason for the lower sales and lower gross profit margins. Both sales activity and sales in the Company's core Thermal Products Unit have decreased due to a worldwide decline of purchasing of capital goods in the chemical industry and other process industries that the Company serves. During the fourth quarter of Fiscal 1999, the Company has increased its advertising and marketing activities in order to try and capture more sales in the Thermal Products Business Unit. Additionally, the Company is focusing on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets. The Company continues to focus on increasing production efficiency and decreasing manufacturing expenses in the production of its core products. The Company's two largest customers individually accounted for 21% of the Company's sales for the first nine months of Fiscal 1999.

                  Operating expenses for the third quarter of Fiscal 1999 were $703,000 or 23% of sales, compared to $944,000 or 27% of sales for the third quarter of Fiscal 1998. The decreased general and administrative expenses were due to decreased salary and fringe benefit expense and consultant expenses. For the first nine months of Fiscal 1999 operating expenses were $2,318,000 or 25% of sales, compared to operating expenses of $2,583,000 or 22% of sales for the first nine months of Fiscal 1998. Other expense was $120,000 for the third quarter of Fiscal 1999 and $538,000 for the first nine months of Fiscal 1999. This compares to other expense of $198,000 for the third quarter of Fiscal 1998 and $520,000 for the first nine months of Fiscal 1998. The Company's loss before taxes for the third quarter of Fiscal 1999 was $144,000 compared to income before taxes of $63,000 for the third quarter of Fiscal 1998. The loss before taxes for the first nine months of Fiscal 1999 was $4,000 compared to income before taxes of $711,000 for the same period last year.

                  During the first nine months of Fiscal 1999, the Company recorded a year to date income tax benefit primarily related to federal taxes of $50,000, which was offset by a state income tax provision of $65,000. Net loss for the third quarter of Fiscal 1999 was $174,000 compared to net income of $88,000 for the third quarter of Fiscal 1998. Net loss for the first nine months of Fiscal 1999 was $19,000 compared to net income of $707,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

                  During the first nine months of Fiscal 1999, $2,125,000 of cash was used in operating activities compared to $1,006,000 of cash provided by operating activities for the first nine months of Fiscal 1998. The Company's accounts receivable and inventories increased by approximately $2,763,000 for the first nine months of Fiscal 1999. The increase in accounts receivable was due to increased billings on contracts. The increase in inventory was due to increased material purchases for work in process, raw materials and finished goods inventories. The Company's accounts payable decreased $1,332,000 due to payments made to suppliers and third party service providers.

                  Cash flow used for investing activities, solely capital expenditures, was $1,995,000 for the first nine months of Fiscal 1999 compared to $257,000 for the first nine months of Fiscal 1998. The Company began building and upgrading the high temperature furnaces needed to support a long term contract secured by the Company's wholly owned subsidiary Bethlehem Advanced Materials ("BAM"). The capital expenditures also included energy efficiency upgrades, upgrades to existing plant equipment, office buildings and new plant equipment.

                    Cash flow provided by financing activities was $4,752,000 for the first nine months of Fiscal 1999 compared to cash flow used in financing activities of $406,000 for the first nine months of Fiscal 1998.

                  On June 3, 1998, the Company entered into a loan agreement with PNC Bank National Association for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") and for general working capital needs. This credit facility includes (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,200,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on June 1, 1999. The loan agreement contains certain covenants, which among other things will require the Company to maintain specified levels of net worth. Universal Process Equipment ("UPE") agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity. As of February 28, 1999, the amount outstanding under this facility was $3,628,000. In August 1998, the Company issued options to purchase 175,000 common shares to UPE as consideration for providing guarantees on this agreement, the cost ascribed to such options is being amortized over the estimated life of the guarantees.

                  On January 21, 1999, the Company entered into a loan agreement with Nations Bank for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility are being used to finance the high temperature furnaces needed to support the new BAM contract. The interest rate on this loan is prime plus one half of one percent. The loan agreement contains certain financial covenants. The balance outstanding under this credit facility was $2,481,000 on February 28, 1999. On July 31, 1999, the amount outstanding under this credit line will be converted to a seven-year term loan and any amount not termed out will remain as a revolving credit line.

                  Backlog as of February 28, 1999 was $24,174,000 compared to backlog of $6,239,000 at February 28, 1998. New orders received by the Company for the third quarter of Fiscal 1999 were $3,865,000 compared to new orders of $2,236,000 for the third quarter of Fiscal 1998. New orders received for the first nine months of Fiscal 1999 were $29,032,000 compared to $8,467,000 for the first nine months of Fiscal 1998.

                  The Company believes that cash available from its existing credit facilities and cash generated from existing business and new orders will be sufficient to meet operating and investing requirements through the year ending May 31, 1999 and principal repayments on debt obligations as they become due.

YEAR 2000

                  The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the Year 2000 and related issues. The Company replaced its existing computer software during 1998 with software that is Year 2000 compliant, and is currently assessing the functionality of the systems of its customers and suppliers in an attempt to identify and avoid potential problems. The Company formed a committee to identify Year 2000 target areas and expects to have target areas completely identified by May of 1999. Once the target areas have been completely identified, the committee will evaluate and assess any potential problems. The Company is requiring this process to be completed in June of 1999. At which point, the Company will address any potential business disruptions. The
Company's current plan is to have all Year 2000-related issues adequately handled by the end of the Company's fiscal quarter ending November 30, 1999.

                  Year to date, the Company has not incurred any material expenses in connection with evaluating Year 2000 compliance issues. Presently, the Company can not assess the financial impact of the Year 2000 compliance issues. Although, the Company considers a material adverse impact on its financial condition or results of operations or liquidity unlikely, the Company cannot at this time state with a high degree of certainty that the Year 2000 compliance issues will not have a material impact due to the fact that the Company is in the beginning stages of evaluating Year 2000 exposure.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Matters submitted to a vote of security holders at Annual Meeting of Stockholders hold on December 17, 1998:

           o Election of eight directors, each to serve for a term of one year and until the next annual meeting of Stockholders and until their successors are duly elected and qualify;
           o Ratification of the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending May 31, 1999.

           VOTING RESULTS

           o     Election of eight directors:


                                         Number of Shares of         Number of Shares of Common
                                         Common Stock - For:         Stock - Withheld Authority:
                 -----------------------------------------  -------------------------------------
                 Harold Bogatz              1,317,288                           0
                 B. Ord Houston             1,317,288                           0
                 Jan P. Gale                1,317,288                           0
                 Ronald H. Gale             1,317,288                           0
                 Salvatore J. Zizza         1,317,288                           0
                 Alan H. Silverstein        1,317,288                           0
                 James L. Leuthe            1,317,288                           0
                 James F. Lomma             1,317,055                           0

           o Ratification of BDO Seidman, LLP as independent auditors of the Company for the Fiscal year ending May 31, 1999:

                        NUMBER OF SHARES OF COMMON STOCK

                 FOR                 1,317,039        AGAINST              169

                 ABSTAIN                   868        BROKER NON-VOTES       0



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits: 27 - Financial Data Schedule

                  Reports on Form 8-K:  None

SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE BETHLEHEM CORPORATION


                                             /S/ ALAN H. SILVERSTEIN
                                             -----------------------------------
                                             Alan H. Silverstein
                                             President, Director and
                                             Chief Executive Officer


                                             /S/ ANTOINETTE L. MARTIN
                                             -----------------------------------
                                             Antoinette L. Martin
                                             Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)



Date:  April 19, 1999
                                                                         Page 13