Form 10KSB
period 1999-05-31
BETHLEHEM CORP
filed 1999-08-31
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended May 31, 1999.

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

State issuer's revenues for its most recent fiscal year:  $13,710,000

As of August 20, 1999, 2,378,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $2,158,197 based on the average of the bid and asked prices on that date of $1.6875.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

                       ANNUAL REPORT ON FORM 10-KSB - 1999

                            THE BETHLEHEM CORPORATION


PART I.........................................................................1
      Item 1.  Description of Business.........................................1
      Item 2.  Description of Property.........................................5
      Item 3.  Legal Proceedings...............................................6
      Item 4.  Submission of Matters to a Vote of Security Holders.............6

PART II........................................................................6
      Item 5.  Market for the Company's Common Equity and Related
               Stockholder Matters.............................................6
      Item 6.  Management's Discussion and Analysis or Plan of Operation.......6
      Item 7.  Financial Statements...........................................11
      Item 8.  Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure.........................11

PART III......................................................................11
      Item 9.  Directors, Executive Officers, Promotors and Control
               Persons; Compliance with Section 16(a) of the Exchange Act.....11
      Item 10. Executive Compensation.........................................11
      Item 11. Security Ownership of Certain Beneficial Owners and Management.11
      Item 12. Certain Relationships and Related Transactions.................11

PART IV.......................................................................11
      Item 13. Exhibits, List and Reports on Form 8-K.........................11

SIGNATURES....................................................................14

                                     PART I

Item 1.  Description of Business.

General

         The Bethlehem Corporation (the "Company") was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. The Company operates a production facility that fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining, fabrication and the rebuilding and remanufacture of specialty process equipment. The Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary, designs and manufactures high-temperature furnaces for sale and for its own use for the processing of advanced materials for customer orders. The furnaces process specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries. In addition, the Company, through Bethlehem Thermal, LLC ("Bethlehem Thermal") provides metallized thermal coatings for a variety of industries using totally automated thermal spray systems. Bethlehem Thermal also provides automated systems technology and inspection services to provide long term solutions for corrosion and erosion problems.

Thermal and Filtration Process Solutions, Equipment, Systems and Technology

         The Company's customers include refineries, chemical, food, pharmaceutical, petrochemical and environmental firms. Its products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers and calciners. The Porcupine Processor(R) dries, heats or cools various chemicals, solids, or slurries. It reduces operating and installation costs and provides a free-flowing end product. The Bethlehem Tower Filter Press filters a wide range of slurries, operating automatically and uses a programmable logic control system. The Company operates a production facility that includes a full service laboratory equipped to test a broad range of materials and processes for filtration and thermal processing applications. The Company also has thermal processing and filtration pilot units available for use at customer sites for test processing. In conjunction with sales of thermal and filtration process solutions, equipment systems and technology, the Company provides engineering and design services and conducts an aftermarket business consisting primarily of remanufacture, repair, refurbishment and equipment upgrade services and spare parts sales. The Company markets its products through an international sales network covering markets in North and South America, Asia and Europe.

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

Bethlehem Advanced Materials Corporation ("BAM")

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

         o Toll Processing--contract heat treating and thermal processing of specialty materials.

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

Bethlehem Thermal, LLC (Bethlehem Thermal)

         Bethlehem Thermal provides metallized thermal solutions for a variety of industries using totally automated thermal spray systems. Bethlehem Thermal's sprayed metal coatings are designed to combat corrosion and erosion in severe environments, as found in the pulp & paper, chemical, petrochemical, power and marine industries. Using electric arc spray and high velocity oxy fuel "HVOF" processes enables Bethlehem Thermal to provide coatings in a wide variety of materials and alloys. Bethlehem Thermal's fully automated CNC Thermal Spray Systems result in coatings extending equipment service life. As a complement to Bethlehem Thermal's in-house capability, it provides on-site coating services at its customer's plants and offers automated systems technology and inspection services.

Strategy

         The Company's business strategy is to continue the technological development and marketing of its core thermal and filtration process solutions, equipment, systems and technology. Additionally, the Company will focus on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets.

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

Customers; Existence of Short-Term Contracts

         The Company's  principal  customers for thermal and filtration  process solutions, equipment, systems and technology are domestic and foreign manufacturers of chemicals, pharmaceuticals, foods, plastics, petrochemicals and environmental firms. BAM's principal customers for its tolling services and high temperature furnaces are domestic and foreign manufacturers of carbon and graphite structures, and other advanced ceramic composite structures. Bethlehem Thermal's principal customers for its metallized thermal coatings are domestic and foreign manufacturers of chemicals, petrochemicals, pulp and paper.

         Currently, a major portion of the Company's sales for its thermal and filtration process solutions, equipment and systems, and as metallized thermal coatings, are made under short term or one time contracts, which contracts are not subject to renewal. Although such contracts may afford the Company flexibility in responding to changing market conditions, a market for the Company's products and services is not assured. As a result one or more short term or one time contracts may constitute a high percentage of the Company's total net sales for any particular quarter or fiscal year. The inability of the Company to obtain such contracts in the future could have a material adverse effect on the Company's business.

         In November of 1998, BAM entered into an agreement with an existing customer (AlliedSignal, Inc.) to continue toll processing their materials for five years commencing January 1, 1999. The Company estimates that the value of this contract will be approximately $20 million dollars over the five years commencing January 1, 1999.

         The Company's active customers for thermal filtration process solutions, equipment, systems and technology include Oiltools International Limited, SK Chemicals, Dow Belgium N.V., Ford, Bacon & Davis, LLC, Mexicana De Cobra, S.A. de C.V., PPG Industries, Inc., Chem Eng Contracts Pty Ltd, Kemwater Brasil S.A., Daesang Corporation, Greenway Environmental, Inc. and Celotex Corporation. Sales to Universal Process Equipment, Inc. ("UPE"), a significant shareholder of the Company accounted for less than 1% of total sales in 1999 and approximately 8% of total sales in 1998. The Company's active customers for high temperature furnaces and tolling services are Allied Signal Inc. and Graphite Products, Inc. Purchases by any single customer vary significantly from year to year according to such customer's capital equipment needs. The composition of the Company's customers may also vary from year to year.

Sales and Marketing

         The Company markets its products to customers in North and South America, Asia and Europe, primarily by a direct sales and support staff based at its headquarters in Easton, Pennsylvania for its thermal and filtration process solutions, equipment and technologies products, metallizing coating solutions and services, and in Knoxville, Tennessee for its high temperature furnace products and tolling services. In June 1999, the Company entered into an agreement with Oiltools International Group ("Oiltools"), whereby Oiltools will serve as the exclusive representative of the Company's thermal desorption systems for the treatment of oil and gas drilling wastes in all areas of the world except for North and South America.

         The Company also relies on product sales representatives in some regions of North America and in certain geographic areas outside the United States. The Company's commission program with respect to such independent representatives varies depending on the type of product sold and the volume of sales over the course of a year. The percentage of sales generated from such independents equaled approximately 2% of total sales for the year ended May 31, 1999 and approximately 10% of total sales for the year ended May 31, 1998 and it is anticipated that the percentage of sales for the year ending May 31, 2000 will be approximately 5%.

Backlog

         As of August 20, 1999, the Company had a backlog of orders equaling $22.5 million compared to $4.7 million for the same period last year. The $22.5 million includes $19.5 million from the toll processing customer described under "Description of Business -- Customers; Existence of Short Term Contracts." Orders comprising current backlog are expected to be filled during the fiscal years ending May 31, 2000 to May 31, 2004.

Raw Materials

         The basic raw materials used in the Company's products are pipe and forgings, steel plate, bars and castings and in addition, in the high temperature furnace business, graphite and copper. For metallized thermal coatings, the basic raw materials are alloy wire and powders. Raw materials are available from a number of sources on comparable terms. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. Principal suppliers to the Company at May 31, 1999 were, Bush Miller, MG Industries Inc., Penn Stainless Products Inc. and, in connection with the high temperature furnace business, Graybar Electric Co., M.G.P. Inc., and UCAR Carbon Company, Inc.

Patents and Trademarks

         The Company depends upon its proprietary technology and expertise. The Company relies principally upon trade secret and copyright law to protect its proprietary technology and owns no patents which are material to its business. The Company filed a patent application for a new generation of its tower filter product line in 1998. The Company regularly enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its trade secrets and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors have not and will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

Dependence on Significant Customers

         For the year ending May 31, 1999, the Company's two largest customers individually accounted for 12% and 20% of the Company's sales (32% in the aggregate). The customers are Dow Belgium, N.V. and Allied Signal, Inc.

Employees

         As of August 20, 1999, the Company had 105 full-time employees, including 29 employees of BAM. Of these, 82 are engaged in manufacturing and technical services, 11 in marketing and sales and 12 in administrative functions.

         The production employees at the Easton, Pennsylvania facility (36 persons) are represented by their own bargaining unit called The Bethlehem Corporation Employees Association. A three-year labor contract was ratified with this Association on July 31, 1998 and is due to expire on July 31, 2001. The employees at the Knoxville, Tennessee facility are not represented by any collective bargaining organization. The Company believes that its relations with its employees are good.

Environmental Impact and Regulation

         The operations at the Company's Knoxville, Tennessee plant utilize fume destruction of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions that are regulated and permitted by the Knox County Department of Air Quality Management (the "KCDAQM"). Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company has also received from the KCDAQM additional permits necessary to expand its operations to allow increased carbon processing and the operation of two additional afterburners.

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

         As of August 20, 1999, the Company's Easton facilities were subject to a first mortgage loan and a second lien. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         BAM leases a 33,600 square foot manufacturing and office building in Knoxville, Tennessee for capital equipment manufacturing, toll processing and related administrative services and marketing. The facility is equipped with several furnace systems with capabilities of firing in excess of 3000(Degree)C. It is located in an industrial park with access to major interstate highways and an airport. The lease expires September 30, 2000, but provisions for the lease provide for two additional three year rental terms. The Knoxville lease has a monthly base rent of approximately $9,000. The Company is a guarantor of payment on this lease. In March 1999, the Company purchased a tract of land of approximately 1.08 acres adjacent to the facility and entered into an option agreement to purchase the facility. The option expires December 12, 1999. In May 1999, BAM leased 1,530 square feet of office space and 2,470 square feet of warehouse space. The lease is for one year and has a monthly base rate of $2,350. This lease has the option to renew for an additional period of one year at $2,450 per month. In addition, BAM leased an additional 5,000 square feet of unimproved warehouse space. The lease is for one year and has a monthly base rate of $1,500. This lease has the option to renew for an additional period of one year at $1,550 per month.
                                      -5-

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not Applicable


                                     PART II

Item 5   Market for the Company's Common Equity and Related Stockholder Matters.

         The Company's Common Stock, no par value, (the "Common Stock") is traded under the symbol "BET" on the American Stock Exchange ("AMEX"). The following table sets forth the high and low sales prices for the Common Stock, for the periods indicated, as reported by the AMEX.

                                           Low ($)              High ($)
                                           -------              --------
         1998 Fiscal Year
         First Quarter                        1.88                  2.50
         Second Quarter                       2.06                  3.81
         Third Quarter                        2.56                  3.25
         Fourth Quarter                       2.50                  3.88

         1999 Fiscal Year
         First Quarter                        1.63                  2.75
         Second Quarter                       1.19                  2.00
         Third Quarter                        1.25                  3.50
         Fourth Quarter                       1.63                  3.00


         As of August 20, 1999, there were approximately 819 holders of record of the Company's Common Stock.

         On May 6, 1999, 90,000 shares of the Company's common stock were issued to a former Vice President of the Company. These shares were in full consideration for the balance owed to him pursuant to the Company's unfunded nonqualified deferred compensation plan. Such shares were issued pursuant to the exemption continued in section 4(d) of the Securities Act of 1933, as mentioned.

         The Company did not declare any cash dividends on its Common Stock during Fiscal 1999 or Fiscal 1998. The Company's financing agreement with PNC Bank, N.A., imposes certain limitations with respect to payment of cash dividends (See "Management's Discussion and Analysis of Plan of Operation--Liquidity and Capital Resources"). The Company plans to retain any earnings to provide for the development and growth of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Company Overview

         The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. In addition, the Company fabricates, machines and assembles equipment to customers' specifications. The Company has developed expertise in the areas of thermal processing systems, environmental systems, filtration, specialty machining, fabrication and the rebuilding and remanufacture of specialty process equipment. The Company, through BAM, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries. In addition, the Company, through Bethlehem Thermal, provides metallized thermal coatings for a variety of industries using totally automated thermal spray systems.

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

               o     Technology barrier is medium.

               o     Competition is worldwide.

         (2)   Environmental Systems Unit

               o     Markets are concentrated.

               o     Technology barrier is medium.

               o     Competition is worldwide.

         The Company's customer concentration has historically been limited to markets such as military, chemical process, power generating or ferrous and nonferrous producers. More recently, the Company has sought to broaden its customer base to include customers in such markets as environmental and mining and precious metals. The Company has also added new products such as high temperature furnaces through BAM, which services newer growth markets such as the semiconductor industry. To the degree the Company can to add to and diversify its products and the markets it serves, the Company will insulate itself from potential volatility due to declines in any particular market served by the Company's products.

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

         In the future, the Company intends to continue to enhance existing products and continue to explore new opportunities and the possibility of additional strategic partnerships with existing and new customers. The Company will also seek to develop joint ventures with several of its customers and other firms to develop new processes and broaden its manufacturing services. There can be no assurance, however, that the Company will be able to successfully implement any of these strategies or that, if implemented, these strategies will improve the Company's financial position results of operations, or cash flows.

Results of Operations

Fiscal Year Ended May 31, 1999 ("1999") Compared to Fiscal Year Ended May 31, 1998 ("1998")

         The Company's total sales were $13,710,000 for 1999, compared to sales of $16,271,000 for 1998, a decrease of $2,561,000 or 16%. Gross profit was $4,539,000 or 33% of sales for 1999 compared to gross profit of $5,119,000 or 31% of sales for 1998. Decreased sales in the Company's Thermal Process Equipment Unit was a factor for the lower sales. Both sales activity and sales in the Company's core Thermal Process Equipment Unit decreased through the third quarter of 1999 due to a worldwide decline of the purchasing of capital goods in the chemical industry and other process industries that the Company serves. During the fourth quarter of Fiscal 1999 and the first quarter of Fiscal 2000, the Company increased its advertising and marketing activities to try and capture more sales in the Thermal Process Equipment Unit. Additionally, the Company elected to focus on its core business and not on contract machining and fabrication as in prior years. The Company is also focusing on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets.

         The Company's largest customers individually accounted for 12% and 20% of the Company's sales for 1999. The Company's export sales equaled $5,674,000 for 1999 compared to $5,436,000 for 1998. All sales were denominated in US Dollars, therefore, currency fluctuations did not affect the transactions.

         Operating expenses for 1999 were $3,655,000 or 27% of sales, compared to $3,631,000 or 22% of sales, for 1998. In 1999, the Company recognized approximately $116,000 of compensation expense for the issuance of stock options in late 1998 to James L. Leuthe (a Director) and Salvatore J. Zizza (Chairman of the Board) compared to $32,000 in 1998. The balance of the options' fair values of approximately $219,000 will be expensed as services are rendered over the next two-year vesting period. In 1998, the Company recorded approximately $126,000 of non cash compensation expense related to the issuance of 350,000 shares of the Company's common stock to UPE for a 50% ownership in certain resale inventory, which consists primarily of tower presses, rotary vacuum dryers, double cone dryers and vacuum freeze dryers. Operating income equaled $884,000 for 1999 or 6% of sales compared to operating income of $1,488,000 or 9% of sales for 1998.

         Other expense totaled $495,000 for 1999 compared to $1,067,000 for 1998. Interest expense was $693,000 in 1999 compared to $822,000 for 1998. The decrease relates to lower interest rates on refinanced outstanding debt with PNC Bank, N.A., the agreement for which was executed in July 1998. In addition, the amortization of deferred financing fees decreased to $78,000 compared to $159,000 in 1998. Financing charges related to the issuance and amortization of options to UPE decreased to $100,000 from $296,000 in 1998. A grant of 350,000 options to UPE was approved by the Company's stockholders in April of 1998, and the values ascribed to such options were allocated between existing and prior guarantees in 1998. The Company amortizes the remaining capitalized costs of this grant and a grant of 175,000 options to UPE in 1999 (totaling $200,000 at May 31, 1999) over the estimated term of the guarantees. The Company recognized $298,000 in 1999 in other income compared to other income of $46,000 in 1998. The increase is principally composed of a gain on the sale of equipment in the amount of $170,000 and increased rental income of $16,000. Income before income taxes totaled $389,000 for 1999 compared to $421,000 for 1998.

         The Company's benefit for income taxes totaled $20,000 for 1999 compared to $110,000 for 1998. The 1999 benefit was comprised of a Federal benefit of $64,000 and a net state provision of $44,000. Net income for 1999 was $409,000 compared to $531,000 for 1998.

Liquidity and Capital Resources

         During 1999, $1,740,000 of cash was used in operating activities compared to $363,000 of cash provided by operating activities in 1998. The company's accounts receivable increased $855,000, costs and estimated profits in excess of billings increased $785,000, and inventories increased $880,000. The increase was due to increased billings and increased percentage of completion contract projects in place at May 31, 1999 compared to May 31, 1998. The Company recorded non cash compensation expense and a financing charge for issuance and amortization of options totaling $216,000 in 1999 compared to $454,000 in 1998.

         Cash flow used for investing activities, principally capital expenditures, was $3,421,000 in 1999 compared to $385,000 in 1998. The Company has been building and upgrading the high temperature furnaces needed to support the long term contract secured by Bethlehem Advanced Materials ("BAM"). The capital expenditures also included energy efficiency upgrades, upgrades to existing plant equipment, office buildings and new plant equipment.

         Cash flow provided by financing activities was $5,233,000 for 1999 compared to $27,000 in 1998. Proceeds from the PNC Bank National Association ("PNC") and NationsBank agreements signed in 1999 provided approximately $7.1 million of funds, which were offset by payments against outstanding borrowings of $1.8 million. The loan from Ocwen Federal Bank is collateralized by a first mortgage lien on all real estate owned by the Company. The loan bears interest at 11.25% per annum. The outstanding principal and interest is payable in 59 consecutive equal monthly payments calculated to fully amortize over a 20 year period with a final payment of all then outstanding principal and interest. The balance of the loan proceeds was used for capital improvements and working capital purposes. As of August 20, 1999, the amount outstanding under the loan was $1,959,000.

         On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million line of credit and term loan, secured by a first lien on the Company's (excluding BAM) inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") (of which $1,502,000 was outstanding at May 31,
1998) and for general working capital needs. On July 31, 1999, the agreement with PNC was amended. The amended credit facility includes (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,450,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on July 31, 2000. The line of credit will be reduced to an amount equal to $3,200,000 after November 1, 1999. As of August 20, 1999, the amount outstanding under the facility (including the term loan) was $3,994,000. The loan agreement contains certain covenants which among other criteria, will require the Company to maintain specified levels of net worth. UPE agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity.

         In September 1998, the Company entered into a $250,000 non revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5 not to exceed a term of 60 months. The amount outstanding as of August 20, 1999 under the facility was $216,000.

         On January 21, 1999, the Company entered into a loan agreement with NationsBank for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility are being used to finance capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring $36,000 principal payments plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. As of August 20, 1999, the amount outstanding under the facility is $3,000,000.

         From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operating cash flow. As of May 31, 1999, $787,000 of these advances remains outstanding.

         The Company believes that cash available from the PNC National Bank credit agreement and cash generated from existing business and new orders, will be sufficient to meet operating and investing requirements through the year ending May 31, 2000, and principal repayments on debt obligations (See Note 7 to the Consolidated Financial Statements) as they become due.

         Backlog of $22,500,000 at August 20, 1999, compares to backlog of $4,700,000 for the same period last year. This increase is primarily due to the Company's five-year contract with AlliedSignal, Inc. See "Business -- Customers Existence of Short Term Contracts".

Effects of Inflation

         Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

Net Operating Loss Carry Forward

         At May 31, 1999 the Company had approximately $3.2 million of unused federal net operating loss carryforwards and $.3 million of federal alternative minimum tax ("AMT") and investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they have or will expire during the years 2000 through 2002.

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

Year 2000

         The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company replaced its existing computer software during 1998 with software that is Year 2000 compliant, and is currently assessing the functionality of the systems of its customers and suppliers in an attempt to identify and avoid potential problems. The Company formed a committee to identify Year 2000 target areas. All target areas were completely identified in May of 1999 and have been evaluated and assessed for any potential problems. The Company is presently addressing any potential financial disruptions. The Company's current plan is to have all Year 2000-related issues adequately handled by the end of the Company's fiscal quarter ending November 30, 1999.

         Year to date, the Company has not incurred any material expenses in connection with evaluating Year 2000 compliance issues. Presently, the Company cannot assess the financial impact of the Year 2000 compliance issues. Although the Company considers a material adverse impact on its financial condition or results of operations or liquidity unlikely, the Company cannot at this time state with a high degree of certainty that the Year 2000 compliance issues will not have a material impact due to the fact that the Company is in the beginning stages of evaluating Year 2000 exposure.


Effects of Recently Issued Accounting Pronouncements

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

Item 7.  Financial Statements.

         Provided following the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

         The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.

Item 12. Certain Relationships and Related Transactions.

         The response to this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 under the Securities Exchange Act of 1934.


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

         10(p) 1994 Stock Option Plan of the Company as amended (incorporated by reference to Exhibit 10(a) to the Company's November 1995 10-QSB)

         10(q) Equity Incentive Plan for Directors of the Company as amended (incorporated by reference to Exhibit 10(b) to the Company's November 1995 10-QSB)

         10(s) Net Commercial Lease Contract, dated January 30, 1996, by and between Knoxville Industrial Group, Ltd., Bethlehem Advanced Materials Corporation, The Stanfield York Company and the Company (incorporated by reference to Exhibit 10(d) to the Form SB-2)

         10(u) Agreement dated July 31, 1998 between the Company and The Bethlehem Corporation Employees Association (Incorporated by reference to Exhibit 10(u) to the Company's 1998 form 10-KSB.

         10(v) Mortgage agreement dated December 12, 1997 by the Company to Ocwen Federal Bank (Incorporated by reference to Exhibit 10(v) to the Company's 1998 Form 10-KSB).

         10(w) Amended and Restated Loan agreement dated January 21, 1999 between the Company and PNC Bank, N.A.

         10(x) Second Amended and Restated loan agreement dated July 31, 1999 between the Company and PNC Bank, N.A.

         10(y) Amended and Restated Committed Line of Credit Note dated July 31, 1999 between the Company and PNC Bank, N.A.

         10(z) Loan agreement dated January 21, 1999 between the Company and Nations Bank, N.A.

         11(a) Amended loan agreement dated July 31, 1999 between the Company and Nations Bank, N.A.

         27      Financial Data Schedule Year ended May 31, 1999
                                      -13-

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE BETHLEHEM CORPORATION

Dated:    August 26, 1999      By:  /s/  Alan H. Silverstein
                                    --------------------------------------------
                                    Alan H. Silverstein, President, Director
                                    and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                           Date
----------                          -----                           -----


 /s/ Alan H. Silverstein       President, Director and           August 26, 1999
---------------------------    Chief Executive Officer
Alan H. Silverstein            (Principal Executive Officer)

 /s/ Antoinette L. Martin      Chief Financial Officer           August 26, 1999
---------------------------    (Principal Financial Officer)
Antoinette L. Martin


 /s/ Salvatore J. Zizza        Chairman of the Board             August 26, 1999
---------------------------
Salvatore J. Zizza


 /s/ Ronald H. Gale            Director                          August 26, 1999
---------------------------
Ronald H. Gale


 /s/ Jan P. Gale               Director                          August 26, 1999
---------------------------
Jan P. Gale


 /s/  James L . Leuthe         Director                          August 26, 1999
---------------------------
James L. Leuthe


 /s/   Harold Bogatz           Director                          August 26, 1999
---------------------------
Harold Bogatz


 /s/    B. Ord Houston         Director                          August 26, 1999
---------------------------
B. Ord Houston


 /s/    James F. Lomma         Director                          August 26, 1999
---------------------------
James F. Lomma

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998

                               INCLUDING REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THE BETHLEHEM CORPORATION AND SUBSIDIARIES


CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants..........................F-3

Consolidated Financial Statements:

    Balance Sheet
      May 31, 1999....................................................F-4 - F-5

    Statements of Income
      for the Years Ended May 31, 1999 and 1998 ............................F-6

    Statements of Stockholders' Equity  (Deficit)
      for the Years Ended May 31, 1999 and 1998 ............................F-7

    Statements of Cash Flows
      for the Years Ended May 31, 1999 and 1998 ............................F-8

    Notes to Financial Statements...........................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
The Bethlehem Corporation
Easton, Pennsylvania


We have audited the accompanying consolidated balance sheet of The Bethlehem Corporation and subsidiaries as of May 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended May 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bethlehem Corporation and subsidiaries as of May 31, 1999, and the results of their operations and their cash flows for the years ended May 31, 1998 and 1999 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Woodbridge, New Jersey
August 26, 1999

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 1999 (amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


ASSETS


       CURRENT ASSETS:
              Cash                                                               $   113
              Accounts receivable (net of allowance for doubtful
                accounts of $47)                                                   2,342
              Costs and estimated profit in excess of billings
                on long-term contracts                                             1,618
              Inventories                                                          5,092
              Prepaid expenses and other current assets                              113
              Deferred tax asset                                                     375
                                                                                 -------

                          Total Current Assets                                     9,653
                                                                                 -------


       PROPERTY, PLANT AND EQUIPMENT, at cost less
              accumulated depreciation and amortization                            5,917


     OTHER ASSETS:
            Inventories, non current                                                 750
              Intangibles (net of $122 of accumulated amortization)                  275
              Intangible pension and deferred compensation plan assets               145
              Deferred financing costs                                               382
              Other                                                                  115
                                                                                 -------

                          Total Other Assets                                       1,667
                                                                                 -------



                          Total Assets                                           $17,237
                                                                                 =======

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
MAY 31, 1999 (amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
              Current maturities of long-term debt and capital leases           $  1,209
              Note payable - related party                                           787
              Accounts payable                                                     3,545
              Accounts payable (net) - related party                                  24
              Accrued liabilities                                                    565
              Billings in excess of costs and estimated profit
                on long-term contracts                                               239
                                                                                --------

                          Total Current Liabilities                                6,369
                                                                                --------

       LONG TERM LIABILITIES:
              Long-term debt and capital leases, net of current maturities         8,266
              Deferred compensation and other pension liabilities                    491
                                                                                --------

                          Total Long-Term Liabilities                              8,757
                                                                                --------

     COMMITMENTS AND CONTINGENCIES (Notes 5, 11 and 12)

     STOCKHOLDERS' EQUITY:
              Preferred stock - authorized, 5,000,000 shares
                without par value, none issued or outstanding
              Common stock - authorized,  20,000,000 shares
                without par value, stated value of $.50 per share;
                2,378,532 shares issued and 2,378,520 shares outstanding           1,189
              Additional paid-in capital                                           6,557
              Accumulated deficit                                                 (5,635)
                                                                                --------

              Less - treasury stock, at cost, 12 shares                             --

                          Total Stockholders' Equity                               2,111
                                                                                --------

     Total Liabilities and Stockholders' Equity                                 $ 17,237
                                                                                ========

See notes to consolidated financial statements

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                                         Year Ended May 31,
                                                                                                    -------------------------------
                                                                                                        1999               1998

     NET SALES                                                                                      $ 13,710          $ 16,271

     COST OF GOODS SOLD                                                                                9,171            11,152
                                                                                                    --------          --------

     GROSS PROFIT                                                                                      4,539             5,119
                                                                                                    --------          --------

     OPERATING EXPENSES:
              Selling                                                                                  1,250             1,078
              General and administrative                                                               2,289             2,395
              Stock Compensation Expense                                                                 -0-               126
              Non-Employee Stock Option Expense                                                          116                32
                                                                                                    --------          --------
                                                                                                       3,655             3,631
                                                                                                    --------          --------

                          Operating income                                                               884             1,488
                                                                                                    --------          --------

     OTHER INCOME (EXPENSE):
              Interest expense                                                                          (693)             (822)
              Financing charge - issuance and amortization of stock options                             (100)             (296)
              Interest income                                                                           --                   5
              Other income                                                                               298                46
                                                                                                    --------          --------
                                                                                                        (495)           (1,067)
                                                                                                    --------          --------

                          Income before income taxes                                                     389               421

     INCOME TAX BENEFIT                                                                                   20               110
                                                                                                    --------          --------

     NET INCOME                                                                                     $    409          $    531
                                                                                                    ========          ========

     EARNINGS PER SHARE DATA:
              Basic                                                                                 $    .18          $    .27
                                                                                                    ========          ========

              Diluted                                                                               $    .12          $    .15
                                                                                                    ========          ========

     WEIGHTED AVERAGE COMMON
       AND COMMON EQUIVALENT SHARES OUTSTANDING:
              Basic                                                                                    2,295             1,975
                                                                                                    ========          ========

              Diluted                                                                                  3,304             3,435
                                                                                                    ========          ========

_____________
See Notes to consolidated financial statements

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands, except share data)
--------------------------------------------------------------------------------


                                                           Additional
                                          Common Stock       Paid-In     Accumulated     Treasury Shares
                                     Shares       Amount     Capital       Deficit      Shares     Amount               Total
                                 ----------------------------------------------------------------------------------------------

Balance at May 31, 1997           1,938,532   $    969    $  4,995      $   (6,575)       12           -             $   (611)

Issuance of Common Stock
  In Exchange for Inventory         350,000        175         672               -         -           -                  847

Value of  Stock Option Grants
  to Non-Employees                        -          -         456                -        -           -                  456

Net Income for the Year Ended
  May 31, 1998                            -          -           -              531        -           -                  531
                                 ----------------------------------------------------------------------------------------------
Balance at May 31, 1998           2,288,532      1,144       6,123          (6,044)       12           -                1,223

Issuance of Common Stock in          90,000         45         146               -         -           -                  191
  settlement of liability

Value of Stock Option Grants
  To Non-Employees                        -          -         288               -         -           -                  288

Net Income for the Year
  Ended May 31, 1999                      -          -           -             409                     -                  409
                                 ----------------------------------------------------------------------------------------------

                                  2,378,532   $  1,189    $  6,557        $ (5,635)       12           -             $  2,111

                                ===============================================================================================

See notes to consolidated financial statements

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(amounts in thousands)
--------------------------------------------------------------------------------


                                                                                                           Year Ended May 31,
                                                                                                          1999           1998
                                                                                                       -----------------------------

CASH FLOWS PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
         Net income                                                                                    $   409         $   531
            Adjustments to reconcile net income to net
              cash provided by  operating activities:
                  Depreciation and amortization                                                            467             543
                  Gain on sale of fixed assets                                                            (169)           --
                  Accrued loss on contracts and obsolete inventory                                         126              56
                  Deferred tax benefit                                                                     (75)           (200)
                  Non cash compensation expense                                                            116             158
                  Financing charge - issuance and amortization of options                                  100             296
              Changes in operating assets and liabilities:
                  Accounts receivable                                                                     (855)          1,302
                  Inventories                                                                             (780)            (27)
                  Prepaid expenses and other current assets                                                114            (133)
                  Costs and estimated profits in excess of billings                                       (785)            472
                  Other assets                                                                            (160)           (139)
                  Accounts payable                                                                         (25)           (616)
                  Accounts payable (net)- related party                                                   (289)             77
                  Accrued liabilities                                                                       (5)           (444)
                  Billings in excess of costs and estimated profits                                         79          (1,229)
                  Deferred compensation and other pension liabilities                                       (8)           (284)
                                                                                                       -------         -------
                  Net Cash Provided by (Used in) Operating Activities                                   (1,740)            363
                                                                                                       -------         -------

       INVESTING ACTIVITIES:
              Purchase and construction of property, plant and equipment                                (3,468)           (385)
              Proceeds from sales of fixed assets                                                           47            --
                                                                                                       -------         -------
                  Net Cash Used in Investing Activities                                                 (3,421)           (385)
                                                                                                       -------         -------

       FINANCING ACTIVITIES:
              Net proceeds from (repayments on) line of credit                                           6,007            (262)
              Proceeds from debt borrowings                                                              1,049           2,000
              Repayments on  debt borrowings and capital leases                                         (1,828)         (1,563)
              Proceeds from notes payable - related party                                                                   75
              Repayment of notes payable - related party                                                     5            (223)
                                                                                                       -------         -------
                  Net Cash Provided by  Financing Activities                                             5,233              27
                                                                                                       -------         -------

     NET INCREASE IN CASH                                                                                   72               5

     CASH
       BEGINNING OF PERIOD                                                                                  41              36
                                                                                                       -------         -------

     CASH
       END OF PERIOD                                                                                   $   113         $    41
                                                                                                       =======         =======

_____________
See Notes to consolidated financial statements

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Nature of Business:
The Bethlehem Corporation was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. The Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary formed in September 1995, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications. In addition, Bethlehem Thermal, LLC, a wholly owned subsidiary, formed in March 1999, provides metallized thermal coating using automated thermal spray systems.

The following is a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as of and for the year ended May 31, 1999 ("1999") and for the year ended May 31, 1998 ("1998").

Principles of Consolidation:
The consolidated financial statements include the accounts of The Bethlehem Corporation and its wholly owned subsidiaries (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition:
Sales and profit on long-term contracts are recognized on the percentage-of-completion method of accounting. Under this method, sales and profits are recorded throughout the contract term based upon the percentage of costs incurred to date in relation to total estimated costs of the contract.

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

Changes in job performance, job conditions, and estimated profitability may result in revisions to profits and costs, which are recognized in the period in which the revisions are determined. For long-term contracts, the accumulated gross profit, changes in estimated job profitability resulting from material and labor costs, job performance and conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates.


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

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)
--------------------------------------------------------------------------------

The useful lives of the principal classes of assets are as follows:

                    Buildings and improvements     10 to 40 years
                    Machinery and equipment         3 to 20 years
                    Equipment under capital leases  3 to  5 years

Long-Lived Assets:
Long-lived assets, such as property, plant and equipment, and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. There were no such impairments recognized in 1999 and 1998.

Intangibles:
The excess of the purchase price of BAM over tangible net assets has been allocated to intangible assets acquired on the basis of ascribed fair values. The intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

                    Designs, blue prints and plans      20  Years
                    Technology                          20  Years
                    Customer list                       10  Years
                    Covenants not to compete             5  Years

Amortization was $30 and $34 for the years ended May 31, 1999 and 1998, respectively.

Deferred Financing Costs:
Direct costs incurred in obtaining financing have been capitalized and are being amortized over the term of the related debt. The amortization of deferred financing costs was $78 and $159 for 1999 and 1998, respectively, and is included in "Interest Expense" in the accompanying Statements of Income. The Company amortizes the value ascribed to stock options, issued in connection with debt guarantees provided by a related party, over the terms of the underlying guarantees (see Notes 7, 10 and 12).

Income Taxes:
The Company utilizes the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from net operating losses and tax credit carryforwards and the establishment of a valuation allowance to reflect whether realization of deferred tax assets is considered more likely than not.

Earnings per Share:
Basic earnings per share are calculated based on the weighted-average number of common shares outstanding. Diluted earnings per share are calculated based on the weighted-average number of common shares outstanding, plus dilutive potential common shares. Dilutive potential common shares, principally stock options, are computed under the treasury stock method. The Company has reserved 2,978,000 of common shares for various stock option plans and awards. Issuance of such common shares will dilute basic earnings per share in the future.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)
--------------------------------------------------------------------------------

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates used by management in preparing the financial statements include the following: measurement of costs and profitability on long-term contracts; valuation of inventory (current and non-current); useful lives assigned to fixed and tangible assets; accrued liabilities; and valuation allowances established against deferred tax assets and accounts receivable. Actual results could differ from those estimates.

Stock-Based Compensation:
The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") but applies Accounting Principle Board Opinion No. 25 in accounting and measuring compensation expense related to employee stock option plans. Accordingly, there was no compensation expense related to the issuance of employee stock options for 1999 and 1998 (See Note 10 for pro-forma disclosure required by SFAS 123). With respect to stock option grants to non-employees, the Company recognizes a charge to operations for the ascribed value of such options over the underlying vesting periods or the expected terms of debt guarantees.

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

Reclassifications:
Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Effect of Recently Issued Accounting Standard:
The Company adopted SFAS No. 130 "Reporting Comprehensive Income", No. 131 "Disclosures About Segments of an Enterprise and Related Information" and No. 132 "Employers Disclosures About Pensions and Other Post Retirement Benefits". Adoption of these statements had no material effects on the Company's financial position, results of operations or cash flows or the related disclosures are presented in Notes to the Consolidated Financial Statements.

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

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 2 - ACCOUNTS RECEIVABLE:
--------------------------------------------------------------------------------

 Accounts receivable are comprised of the following at May 31, 1999:


        Billed (net of allowance for doubtful accounts of $47)    $  2,226
        Retention on contracts                                         116
                                                                  --------

                                                                  $  2,342
                                                                  ========

The Company generally invoices customers in accordance with pre-established milestones, the Company's agreement with the respective customer, or when the job or equipment is shipped.

The accounts receivable retention balances are pursuant to the retention provisions in long-term contracts and are due and payable to the Company upon contract completion and/or customer acceptance of merchandise. All of the retentions are expected to be collected within the year ending May 31, 1999.

During 1999, the Company recognized bad debt expense of $68 and charged off uncollectible accounts receivable of $171.

--------------------------------------------------------------------------------
NOTE 3 - LONG TERM CONTRACTS:
--------------------------------------------------------------------------------

At May 31, 1999, costs, estimated profit, and billings on uncompleted long-term contracts accounted for by the percentage of completion method are summarized as follows:

     Costs incurred on long term  contracts                  $  3,101
     Estimated profit                                           1,568
                                                             --------
                                                                4,669
     Less:  billings to date                                   (3,290)
                                                             ---------
                                                             $  1,379
                                                             ========

     These amounts are included in the accompanying
     consolidated balance sheet under
     the following captions:
      Costs and estimated profit in excess of
      billings on long-term contracts                        $  1,618
      Billings in excess of costs and  estimated
      profit on long term contracts                              (239)
                                                             --------
                                                             $  1,379
                                                             ========

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 4  - INVENTORIES:
--------------------------------------------------------------------------------

The components of inventories are comprised of the following at May 31, 1999:

              Raw materials and components                   $    274
              Work in process                                   2,954
              Finished goods                                    2,769
              Less: reserve for obsolete inventory               (155)
                                                             --------
                                                                5,842
              Less:  Non-Current Inventory                       (750)
                                                             ---------
                                                             $  5,092
                                                             =========

At May 31, 1999, the Company's finished goods inventories consist of new and used processing equipment for resale. The processing equipment is specialized and is sold to a limited customer base. Based upon management's assessment, 13% of net inventory will not be sold within one year and has been classified as a non-current asset. The Company is actively marketing these items and believes no loss will be incurred upon the ultimate sale of this inventory.

The Company provided for impairments of specific raw material and finished goods inventory to net realizable value in the amounts of $126 and $175 in 1999 and 1998, respectively, and charged off $146 and $105 of such inventory in 1999 and 1998, respectively. While management believes the Company is carrying inventories at net realizable value, it is reasonably possible that additional losses may be required should the Company be unable to sell the inventories or if market conditions change in the future.

Work in process consists principally of costs (including materials, direct labor and overhead) incurred on equipment in the process of being manufactured for resale or incurred on short-term contracts that are in process and accounted for on the completed contract method.

--------------------------------------------------------------------------------
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (See Note 7):
--------------------------------------------------------------------------------

At May 31, 1999, property, plant and equipment consists of the following:

                   Land                                      $     448
                   Buildings and improvements                    1,510
                   Machinery and equipment                       8,592
                   Equipment under capital leases                  140
                   Construction in progress                      2,879
                                                             ---------
                                                                13,569
                   Less:  accumulated depreciation
                          and amortization                      (7,652)
                                                             ---------

                   Property, plant and equipment,
                   net of accumulated depreciation           $   5,917
                                                             =========


Depreciation and amortization expense on property, plant and equipment was $348 and $350 in 1999 and 1998, respectively, which included $30 and $26 of expense related to equipment subject to capital leases. The Company also has the option to purchase the building that is currently leased by BAM (accounted for as an operating lease). The option expires on December 12, 1999.

Included in "Other Income" in the 1999 Statements of Operations are gains from the sale of fixed assets totaling $169.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
--------------------------------------------------------------------------------

At May 31, 1999, accrued liabilities consist of the following:

               Salaries and benefits                        $   284
               Current portion of deferred compensation          86
               Purchases                                        125
               Other                                             70
                                                            -------
                                                            $   565
                                                            =======


--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
--------------------------------------------------------------------------------

At May 31, 1999, long-term debt and capital lease obligations consists of the following:

               Note payable - Ocwen Federal Bank             $   1,959
               Line of Credit - PNC Bank, N.A.                   3,017
               Term Loan - PNC Bank, N.A.                          653
               Note Payable - PNC Bank, N.A.                       226
               Note Payable - Nations Bank, N.A.                 2,994
               Note payable - Harrisburg Authority                 570
               Capital lease obligations                            56
                                                             ---------
                                                                 9,475
               Less: current maturities                         (1,209)
                                                             ---------
               Total                                         $   8,266
                                                             =========

Universal Process Equipment ("UPE"), a corporation which is a stockholder of the Company, is a party to certain financing transactions that the Company enters into (see Notes 10 and 12).

Note Payable - Ocwen Federal Bank

In December 1997, the Company entered into a $2,000 mortgage loan agreement with Ocwen Federal Bank ("Ocwen"). Proceeds from the loan were used to repay existing indebtedness of approximately $1,481 with the balance used for general corporate purposes. Terms of the loan agreement provide for minimum monthly principal and interest payments of approximately $21 with all unpaid principal and interest due by January 2003 and interest accruing at the rate of 11.25% per annum. The Company is subject to prepayment penalties (ranging from 3% to .50% of the outstanding balance) if the balance is repaid prior to December 2001. The Company has granted Ocwen a first lien and security interest on all land and related improvements owned by the Company at its Pennsylvania facility. During 1999 and 1998, the Company recorded $222 and $94 in interest expense respectively, related to this loan agreement.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------

PNC Bank, N.A. - Credit Facility
In June 1998, the Company entered into a financing agreement with PNC Bank, N.A. ("PNC") which provides for a term loan of $800 and a revolving credit facility of $3,200. On July 31, 1999 the agreement with PNC was amended. Borrowings under the revolving credit facility are subject to an advance formula principally based on defined accounts receivable and inventory balances and require the Company to maintain certain financial and operational covenants. Such assets serve as collateral for outstanding balances under the agreement. Borrowings under the term loan accrue interest at 9.7%. Borrowings under the revolving credit facility accrue interest at PNC's prime rate of interest plus one and one half percent (9.25% at May 31, 1999.) The proceeds from this financing agreement were used to pay a predecessor institution's term loan and credit facility balances outstanding at June 3, 1998. The amended PNC agreement provides for the following: 1) The term loan requires monthly principal payments of $13 through May 2002. 2) The revolving credit facility matures on July 31, 2000. Interest expense related to the agreement totaled $321 in 1999. As part of the agreement, UPE was required to provide certain guarantees on the Company's behalf. In August 1998, the Company granted UPE 175,000 stock options for providing these guarantees. The Company is recognizing a charge for the fair values of these options over the estimated three-year term of these guarantees.

PNC Bank, N.A. - Non Revolving and Committed Equipment Line of Credit
In September 1998, the Company entered into a $250 non-revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250. The maximum amount of each advance made under the facility shall be an amount equal to the lesser of the then current unadvanced portion of the facility or an amount equal to ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. During 1999, the Company recorded $16 in interest expense. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5 not to exceed a term of 60 months. The balance outstanding at May 31, 1999 is $226.

Nations Bank, N.A. - Note Payable


On January 21, 1999, the Company entered into a loan agreement with NationsBank, N.A. ("NationsBank") for a $3,000 line of credit and term loan, secured by a first lien on BAM's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility are being used to finance capital expenditures at the BAM facility. The balance outstanding at May 31, 1999 is $2,994. On July 31, 1999, the credit line outstanding of $3,000 was converted to a seven-year term loan requiring $36 monthly principal payments plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria, require the Company and BAM to maintain a specified level of net worth. During 1999, the Company recorded $48 in interest expense related to this loan agreement.

Harrisburg Authority - Note Payable
On July 12, 1985, the Harrisburg Authority filed suit against the Company. The complaint alleged liability on grounds that certain Porcupine dryers manufactured and furnished by the Company failed to satisfy design specifications. In June 1993, a judgement was entered against the Company in the amount of $2,127.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------

In November 1993, as part of a settlement agreement between the Company and the Harrisburg Authority for this lawsuit, the Company executed a $1,200 note payable to the Harrisburg Authority, secured by a second lien on the Company's owned real estate. Interest expense on this debt totaled $8 and $17 in 1999 and 1998, respectively. The note's remaining principal payment provisions at May 31, 1999 are as follows:

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

Debt Maturities:
Long-term debt maturities for the next five fiscal years and thereafter (reflecting the effects of the July 31, 1999 PNC and NationsBank amendments) are as follows:


                  Year Ending May 31,
                ------------------------
                          2000                          $   1,177
                          2001                              3,704
                          2002                                687
                          2003                              2,475
                          2004                                441
                  2005 and thereafter                         936
                                                       -----------
                                                         $  9,420
                                                       ===========
Capital Lease Obligations:
Certain leased equipment has been capitalized for financial statement purposes. The following summarizes, by year, future minimum lease payments and the present value of the minimum lease payments as of May 31, 1999:

                     Year Ending May 31,
                                2000                     $     37
                                2001                           18
                                2002                            3
                                2003                            2
                                                        --------------
                Minimum lease payments                         60
                Less:  imputed interest                        (5)
                                                        --------------
                Present value of minimum
                  lease payments                               55
                Less:  current portion                        (32)
                                                        --------------
                Long term portion                       $      23
                                                        ==============

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES:
--------------------------------------------------------------------------------

The components of the benefit (provision) for income taxes are as follows:

                                                                     1999              1998
                   -------------------------------------------------------------------------
                   Current:
                     Federal                                       $(153)           $  (280)
                     State                                           (55)              (117)
                     Recognition of net operating losses              153               307
                   --------------------------------------------------------------------------
                                                                     (55)               (90)
                   --------------------------------------------------------------------------
                   Deferred:
                     Federal                                           64               170
                     State                                             11                30
                   --------------------------------------------------------------------------
                                                                       75               200
                   --------------------------------------------------------------------------
                    Income tax benefit                             $   20           $   110
                   ==========================================================================

The following table presents the principal reasons for the difference between the actual income tax benefit and the tax provision computed by applying the U.S. Federal statutory income tax rate to income before income taxes.


                                                    1999           1998
           U.S. Federal income tax               $ (132)       $  (143)
             provision at statutory rates
           State income taxes, net of               (29)           (33)
             Federal benefit
           Utilization of net operating loss        153            178
             carryforwards
           Decrease in beginning of the              75            134
             period valuation allowance
           Other, net                               (47)           (26)
                                                 -----------------------

           Income tax benefit                     $   20       $    110
                                                 =======================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES:  (Continued)
--------------------------------------------------------------------------------

The components of the Company's deferred tax assets and liability are as follows:

                                                           May 31,
                                              1999                       1998
                                        -----------  -------------------------
Deferred Tax Assets:
  Receivables                             $    19                 $       60
  Inventory                                   130                        100
  Net operating loss
    carryforwards                           1,077                      1,252
  AMT and tax credits                         119                        119
  Lawsuit settlement                          216                        216
  Deferred compensation
    and retirement benefit                    216                        203
  Stock  option compensation                  268                        183
  Other                                        20                         20
                                        ------------------------------------
    Total Gross Deferred Tax Assets         2,065                      2,153
  Valuation allowance                      (1,480)                    (1,663)
                                        --------------------------------------
  Total Deferred Tax  Assets                  585                        490
Deferred Tax Liability:
  Property, plant and equipment              (210)                      (190)
                                        --------------------------------------
Net Deferred Tax Asset                  $     375                 $      300
                                        ======================================

Based on an assessment of all available evidence, including historical trends and expected earnings on existing contracts and job orders and the Company's related ability to generate taxable income in future periods, management considers realization of the net deferred tax asset at May 31, 1999 to be more likely than not. Realization of the gross deferred tax assets relates directly to the Company's ability to generate taxable income over an extended period of time which may be significantly affected by various factors and uncertainties including, but not limited to, the expiration dates in which to utilize net operating losses, future domestic and foreign market conditions, the concentration of sales in a limited number of customers and the effects of technological advances in the marketplace. Further reductions to the valuation allowance established against deferred tax assets could be recognized in future periods if the Company concludes that further realization of such deferred tax assets is considered more likely than not.

At May 31, 1999, the Company has approximately $3.2 million of unused federal net operating loss carryforwards and $.3 million of federal alternative minimum tax ("AMT") and investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2010. If the investment and research tax credit carryforwards remain unused, they will expire during the years 2000 through 2002.


--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND OTHER POSTRETIREMENT PLANS:
--------------------------------------------------------------------------------

PLAN DESCRIPTIONS

Deferred Compensation Plan
The Company has an unfunded nonqualified deferred compensation plan for certain employees which provides for ten to fifteen year payouts of annual retirement benefits equal to 20% of the pre-retirement salary of employees. The benefits become fully vested upon the employees' retirement from the Company. The plan provides for benefits to be paid to beneficiaries of retirees who have passed away and had unpaid vested benefits at the time of their death. The Company funds the plan's annual benefit payments through operating cash flow. A description of the plan follows:

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND OTHER POST RETIREMENT PLANS:
         (Continued)
--------------------------------------------------------------------------------

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

During 1999, the Company settled a retirement plan obligation at an individual's request through the issuance of 90,000 shares of common stock. The number of the shares was based on the fair market value of the common stock at the settlement date and approximated the present value of the retirement obligation.


Pension Plans
The Company maintains two noncontributory defined benefit retirement plans (collectively, the "Pension Plans") covering substantially all hourly employees subject to a collective bargaining agreement. The plans require benefits to be paid to eligible employees at retirement based primarily on years of service and a fixed compensation formula. For the plan year beginning January 1, 1995, the plan was amended to no longer require the Company to accrue future service benefits. The remaining transition obligations are being amortized over a six year term for one plan and a twelve year term for the other plan. The Company funds the plans, at a minimum, based upon the statutory amounts required under ERISA.

Other Postretirement Plans
The Company provides certain employees with postretirement health care and life insurance benefits. Postretirement health care and life insurance benefits are provided to salaried employees who retired prior to August 1, 1992. The Company provides postretirement health care benefits upon retirement to eligible hourly employees in accordance with the Company's collective bargaining agreement. Postretirement life insurance benefits are also available to eligible hourly employees. Employees are eligible for postretirement benefits upon reaching certain ages or completing certain years of service. The Company does not fund its future obligations for postretirement benefits in advance.

The Company accrues the expected future cost of providing these benefits during the years the employees render the necessary service. The Company elected to recognize the transition obligation associated with unfunded health insurance benefits over a 20-year period and prior service cost over a 15-year period.

The effect of raising health care cost trend rates 1% for each future year would increase the accumulated benefit obligation by approximately $85 and increase the aggregate service and interest cost components of net periodic postretirement health care benefit costs by approximately $7.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans described above:

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND OTHER POST RETIREMENT PLANS:
          (Continued)
--------------------------------------------------------------------------------

Change in benefit obligations

                                                               Pension                          Other
                                                                Plans              RISP        Benefits
                                                                -----              ----        --------
                                                                                               C>
Benefit obligation at May 31, 1998                         $  (2,742)          $   (463)          (1,135)
Service Cost                                                       -                  -               (6)
Interest Cost                                                   (208)               (33)             (83)
Plan participants' contributions                                                                      87
Actuarial Loss                                                  (616)              (117)             (33)
Benefits paid                                                    287                106
Settlement                                                         -                170
                                                          -----------------------------------------------
Benefit obligation at May 31, 1999                         $  (3,279)          $   (337)        $ (1,170)
                                                          -----------------------------------------------
Change in plan assets

Fair value of plan assets at May 31, 1998                  $    3,209                           $      -
Actual return on plan assets                                      504
Contributions                                                                  $     303
Benefits paid                                                    (287)              (297)
                                                          ------------------------------------------------
Fair value of plan assets at May 31, 1999                  $    3,426          $       6        $      -
                                                          ================================================

Plan assets are stated at fair value and are comprised primarily of common stock and corporate bonds.


Funded Status

Unrecognized actuarial (gain) loss                         $    701            $    (109)
Unrecognized prior service cost                                  (8)                 (67)       $   (332)
                                                           ----------------------------------------------
Net amount recognized                                      $    693            $    (176)       $   (332)
                                                           ==============================================

Amounts recognized in the
May 31, 1999 consolidated balance sheet
consist of:

Accrued benefit liability                                  $ (200)             $  (330)         $   (47)
Intangible asset                                               34                  111                -
                                                         ----------------------------------------------
Net amount recognized at May 31, 1999                      $ (166)             $  (219)         $   (47)
                                                         ==============================================

At May 31, 1999, plans with accumulated benefits in excess of plan assets have accumulated benefit obligations and projected benefit obligations of $2,747 and plan assets of $2,228.

Weighted-average assumptions as of May 31, 1999

                                        Pension                   Other
                                        Plans         RISP      Benefits
                                        -----         ----      --------
Discount Rate                             8%           8%          8%
Expected return on plan assets            8%           8%          N/A

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND OTHER POSTRETIREMENT PLANS:
         (Continued)
--------------------------------------------------------------------------------


For measurement purposes, a 13.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6% for 2009 and remain at that level thereafter.


                                            For the year ended May 31, 1999
                                        Pension                          Other
                                        Plans             RISP         Benefits
                                        -----             ----         --------
Service cost                            $   -            $   -         $  6
Interest cost                             208               33           83
Expected return on plan assets           (245)              (1)
Amortization or prior service costs         7              (10)         (26)
Recognized net actuarial loss             (18)              32           59
Expected contributions from retirees        -                -          (87)
                                    ----------------------------------------
 Net periodic benefit cost (benefit)   $  (48)          $   54         $ 35
                                    ========================================


                         For the year ended May 31, 1998

                                        Pension                          Other
                                        Plans           RISP            Benefits
Service cost                                                            $     5
Interest cost                          $  207         $   38                 68
Expected return on plan assets           (530)            33                  -
Amortization of prior service costs                       (9)               (26)
Recognized net actuarial loss                                                58
Net amortization and deferral             328              -                  -
Expected contributions from retirees                                        (49)
                                      ------------------------------------------
  Net periodic benefit cost            $    5         $   62            $    56
                                      ==========================================



401(k) Plan:
During 1995, the Company adopted a 401(k) plan for all eligible employees. Employees can contribute at their discretion up to 15% of compensation. The Company matches 25% of the employee's contribution to a maximum contribution of 6% of an employee's contribution. At May 31, 1999, the Company's liability to the plan approximated $32. The Company's expense related to the plan was $21 and $70 for 1999 and 1998, respectively.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

STOCK OPTIONS
Plan 1:
On June 2, 1989, the Board of Directors of the Company adopted The Bethlehem Corporation "1989 Equity Incentive Plan" which was approved by the stockholders on May 11, 1990. The plan provides that the Board of Directors may grant incentive or nonqualified common stock options to officers, directors, consultants and employees of the Company for the purchase of up to 150,000 shares of the Company's common stock. Incentive stock options may be granted only to employees pursuant to the plan and Board established performance criteria. Options expire one month after employees terminate employment but in no case later than ten years after the date of grant. In 1990, the Company's Board of Directors granted 25,000 options to officers and key employees with an exercise price of $2.50 per share. There were no options granted under this plan in 1999 and 1998.

Plan 2:
During 1991, the Equity Incentive Plan ("EIP") for Directors was approved and provides that each of the Company's directors receive nonqualified stock options to purchase 10,000 shares of common stock of the Company.

The Company's common shares subject to options under the EIP may not exceed 130,000 shares in the aggregate and 10,000 shares for any one director. The Plan provided the following: (i) each director of the Company on March 21, 1991 receive common stock options for 10,000 shares, and (ii) each director elected after March 21, 1991 be granted common stock options for 10,000 shares under the EIP. The exercise price of each option granted under the EIP shall be the greater of $3.15 per share or 100% of the fair market value of a share of the Company's common stock on the date the option is granted. The EIP is not limited in duration. There were no options granted under this plan in 1999 and 1998.

Plan 3:
During 1995, the stockholders approved the 1994 Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the granting of non-qualified and incentive stock options and stock appreciation rights equal to the greater of 400,000 shares or 8% of common stock issued and outstanding, to certain officers, non-employee directors and key employees of the Company and its subsidiaries. The Board of Directors may at its discretion determine the key employees eligible to participate in the 1994 Plan. The Board has granted options to eleven employees. The maximum number of shares that may be granted to one person pursuant to the 1994 Plan is 250,000 shares. There were no options granted under this plan in 1999 and 1998.

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

Plan 4:
During 1997, the stockholders approved the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of non-qualified and incentive stock options. The 1997 plan currently authorizes the issuance of a maximum of 200,000 shares of common stock. The maximum number of shares that may be subject to options granted under the 1997 Plan to any calendar year may not exceed 50,000. Options totaling 117,500 and 85,000 shares have been issued under this plan in fiscal 1999 and 1998, respectively.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

Other Options:
In April 1998, the Company's stockholders approved the issuance of an additional 653,000 stock options outside of any existing plan to the Company's Chairman, a Director of the Company and UPE. The options were granted with an exercise price of $1.825 per share (the fair market value at the date the grants were approved by the Board of Directors). Since the recipients of the options are considered non-employees, the Company recognizes a cost for the related services. With respect to the options granted to the Company's Chairman and Director, the values ascribed to these options ($367) will be recognized as services are rendered over the three year vesting period. The charge for 1999 and 1998 totaled $116 and $32 respectively. With respect to the values ascribed to the options granted to UPE ($424), the Company has and will recognize a charge over the expected terms of the various guarantees provided by UPE The financing charges totaled $43 and $296 for 1999 and 1998, respectively.

In connection with the PNC credit facility and UPE's guarantee of such indebtedness, the Company's Board of Directors approved the issuance of an additional 175,000 stock options at an exercise price of $1.63 which represented the fair market value of the stock at the date of the grant in August of 1998. The value ascribed to such options ($172) will be amortized over the estimated three-year term of the guarantee. The financing charges totaled $57 in 1999.

The Company estimated the fair values of such stock options using the Black - Scholes option price model with the following assumptions at the initial grant date, no dividend yield; expected volatility of 46.5% (1999) and 31.4% (1998); risk free interest rates of 5.4% (1999) and 6.1% (1998) and expected lives of ten years. Such fair values also encompassed the excess of the fair market values of the stock, as adjusted for liquidity and dilution factors, less the exercise price of the options issued to the Company's Chairman, Director and UPE in April 1998. The options vest over a three year period.

Disclosure On Options:
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the 1994 Plan and the 1997 Plan. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation is recognized.

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company's employees had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option price model with the following weighted average assumptions used for employee grants, no dividend yield; expected volatility of 46.5% risk-free interest rates of 5.32% (1999) and 6.42% (1998) and expected lives of 10 years for the options.

Under the accounting provisions of SFAS 123, the Company's net income, primary earnings per share and fully diluted earnings per share would have been reduced to the pro-forma amounts indicated below.

                                   1999           1998
                                  ---------------------
Net Income:
   As reported                     $409          $ 531
   Pro-forma                       $331          $ 450

Basic earnings per share:
   As reported                     $.18          $ .27
   Pro-forma                       $.14          $ .23

Diluted earnings per share:
   As reported                     $.12          $ .15
   Pro-forma                       $.10          $ .13

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

The pro forma effect on net income and earnings per share for 1999 and 1998 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

A summary of the status of the Company's outstanding options and warrants as of May 31, 1999 and 1998 and changes during the years then ended is presented below:

                                                    May 31, 1999                      May 31, 1998
                                         ----------------------------------------------------------------------

                                                           Weighted Average                    Weighted Average
                                               Shares       Exercise Price       Shares         Exercise Price
                                         ---------------------------------------------------  -----------------

Outstanding-beginning of year                 2,685,500        1.12            1,995,000          $    .90

Granted                                         292,500        1.68              738,000              1.82
Exercised                                             -           -                    -                 -
Forfeited                                             -                          (47,500)         $   2.56
                                         --------------                  -------------------
Outstanding-end of year                       2,978,000           .            2,685,500
                                         ==============                  ===================
Options exercisable -year-end                 1,286,076                          532,493
                                         ==============                  ===================
Weighted-average fair value of
options granted during the year          $         1.08                  $          1.22
                                         ==============                  ===================

Options issued to employees in 1998 and 1999 expire in 2007 and 2008, respectively, and are exercisable immediately. At May 31, 1999, the Company has 47,500 shares of common stock available for grant under various option plans.

The following table summarizes information about stock options and warrants outstanding at May 31, 1999:

                                    OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE

-----------------------------------------------------------------------------------  -------------------------------------------
Range of                                    Weighted-Average        Weighted-                                     Weighted-
Exercise              Number Outstanding    Remaining Contractual   Average             Number Exercisable        Average
Prices                at May 31, 1999       Life                    Exercise Price      at May 31, 1999           Exercise Price
-----------------------------------------------------------------------------------  -------------------------------------------

$0.33 to 0.94            1,700,000           .5 years                 $0.67               250,000                  $0.94
$1.78                      100,000          9.5                       $1.78               192,500                  $1.63
$1.63                      192,500          9.2                       $1.63               100,000                  $1.78
$1.81                      653,000          9                         $1.81               459,417                  $1.81
$1.87 to 2.88              272,500          5                         $1.99               175,000                  $1.88
$2.50                       50,000          4                         $2.50                76,659                  $2.27
$3.15                       10,000          8                         $3.15                32,500            $2.88-$3.15
                        ----------                                                      ---------
$0.33 to 3.15            2,978,000          3.7                       $2.02             1,286,076                  $1.68
                        ==========                                                      =========

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

Warrants:
In July 1995, the Company granted warrants to a financial institution to purchase 50,000 shares of the Company's common stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted.


--------------------------------------------------------------------------------
NOTE 11  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

Legal Matters

The Company is party to litigation, claims and assessments that arise in the normal course of operations. Management does not believe that the ultimate disposition of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

Operating Lease Commitments
The Company leases a manufacturing facility in Knoxville, Tennessee, which is accounted for as an operating lease. The lease is due to expire on September 30, 2000 with two consecutive three year renewal options. In addition to the base annual rent, the Company is responsible for the payment of property taxes and other operating expenses. BAM also leases 1,530 square feet of office space and 2,470 square beet of warehouse space. The lease is for one year and has a monthly base rate of $2. This lease has the option to renew for an additional period of one year at $2 per month. In addition, BAM leased an additional 5,000 square feet of unimproved warehouse space. The lease is for one year and has a monthly base rate of $2. This lease has the option to renew for an additional period of one year at $2 per month. The Company also leases certain equipment and automobiles. Rent expense under all operating lease arrangements was approximately $168 and $130 in 1999 and 1998, respectively. At May 31, 1999, the future minimum lease payments on these operating leases are as follows:

               Year Ended May 31,
          -----------------------
                     2000                   $   197
                     2001                       136
                     2002                        12
                                            -------
                                            $   345
                                            =======

Employment Agreement
The Company has an employment contract with an officer resulting in future commitments for payments of approximately $185 in each of the fiscal years ending May 31, 2000 and 2001.

--------------------------------------------------------------------------------
NOTE 12  -  RELATED PARTY TRANSACTIONS:
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

On September 9, 1992, the Company and UPE entered into an agreement for the foreign production of the Company's dryer equipment. This agreement provides for payment to the Company of fees for design drawings and a license fee for sales of equipment manufactured in Eastern Europe. The Company earned no royalties in 1999 and 1998.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 12  -  RELATED PARTY TRANSACTIONS:  (Continued)
--------------------------------------------------------------------------------

On November 28, 1995, the Company and UPE entered into a sales and marketing agreement whereby UPE will market certain used equipment owned by the Company. As consideration for its services, UPE would receive from the Company 50% of the net selling price (defined as the sales price less the cost of the equipment) plus 1/2 of the sales commission paid by UPE to its sales people. The agreement provides that UPE will pay the Company any interest it will be required to pay on the original acquisition of the inventory from its supplier. The amounts paid to and earned by UPE totaled $256 in 1998. In May 1998 this agreement was terminated when all equipment under this agreement was transferred to UPE.

The related party accounts receivable and accounts payable are derived from the normal course of business activities and are included in the accompanying balance sheet as follows:


                                                                            May 31, 1999
                                                    -------------------------------------------------------
                                                           Accounts
                                                          Receivable                       Accounts Payable
                                                      (Related Parties)                   (Related Parties)
                                                    -------------------------------------------------------
  UPE (Owned by  Ronald & Jan
         Gale through Universal Baling &
         Processing, Inc. UPE's parent)                 $       74                            $     258
  Universal Industrial Gases, Inc.
         (U.I.G.) (100% owned by UPE)                           99                                    3
  Universal Industrial  Refrigeration, Inc.
         (U.I.R.) (80% owned by UPE)                            11                                  119
  Universal Glastell Equipment
          (U.G.E.) (50% owned by Gale Glass)                    39                                    -
  R. Simon Dryers, Ltd. (Directors are
          Ronald & Jan Gale)                                   120                                 (13)
                                                    -------------------------------------------------------
                                                        $      343                            $     367
                                                    =======================================================

Since the right of offset exists between the Company, UPE and related parties, a net amount payable to related parties is presented in the accompanying May 31, 1999 balance sheet.

Related party sales were as follows:

                                     Year Ended May 31,
                             1999                          1998
                        --------------------------------------------
         UPE              $   12                         $  1,318
         U.I.G.               28                                -
                        --------------------------------------------
                          $   40                         $  1,318
                        ============================================

Rental income from related parties totaled $55 and $39 in 1999 and 1998, respectively.

The Company purchases equipment and services from UPE and its affiliates. These purchases total approximately 11% and 10% of the total cost of goods sold for 1999 and 1998, respectively.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 12  -  RELATED PARTY TRANSACTIONS:  (Continued)
--------------------------------------------------------------------------------

In November 1993, the Company and Harrisburg Authority settled a lawsuit for $1,300 based upon negotiations between the Company, UPE and the Harrisburg Authority. Under the terms of the settlement agreement, UPE agreed to serve as a guarantor and surety for the obligation. In addition, UPE agreed to pay up to $650 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and UPE. Pursuant to the settlement agreement and for services rendered at that time, the Company granted stock options to UPE. These options provide that at UPE's discretion, the Company will issue additional shares of common stock to UPE in exchange for payments, if any, made by UPE on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing UPE in cash. UPE may make payments (without prior approval of the Company) on the outstanding amounts due to
Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by UPE, the Company will not be obligated to issue more than 1,450,000 shares to UPE for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each dollar in payment made by UPE, up to a total of 450,000 shares in exchange for a total of $150 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by UPE up to a total of 1,000,000 additional shares in exchange for a total of $750 in additional payments.

As discussed in Note 10, in March 1996 and August 1998, the Board of Directors approved the issuance of an aggregate 525,000 stock options to UPE in exchange for consideration for guarantees provided on the Company's various debt obligations. The ascribed fair values to these options approximated $596. Such costs were allocated to current and future periods based on existing and prior guarantees. Of this amount, $100 and $296 was expensed as a financing charge in the 1999 and 1998 statements of income, and $200 remains capitalized at May 31, 1999.

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

--------------------------------------------------------------------------------
NOTE 13  -  CONCENTRATION OF CREDIT RISKS:
--------------------------------------------------------------------------------

Trade accounts receivable:
The Company designs, manufactures, sells and services a product line of capital equipment used to process materials to a variety of domestic and international customers. The Company's accounts receivable (excluding related parties) include a concentration of two customer balances which represent 18% and 28% of the accounts receivable balance at May 31, 1999. Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 14  -  MAJOR CUSTOMERS AND EXPORT SALES:
--------------------------------------------------------------------------------

In 1999, two customers individually represented 12% and 20% of consolidated sales. In 1998, five customers represented 11% to 17% of consolidated sales and, in the aggregate, accounted for 68% of consolidated sales.

For 1999 and 1998, export sales were as follows:

                                                   Year Ended May 31,
                Customer                         1999             1998
                ----------------------------------------------------------------
                Australia                     $     142        $         -
                Belgium                           1,681                  -
                Brazil                              388                  -
                Canada                               37                 53
                Estonia                               -                195
                Hong Kong                           420                  -
                Japan                                 -                  8
                Korea                               687                  -
                Mexico                              711                620
                Netherlands                          27                 72
                Russia                                -                145
                Scotland                             63              2,096
                Singapore                         1,110                  -
                South Africa                         63                127
                Spain                               264                  -
                Taiwan                                -              1,781
                United Kingdom                       46                  -
                       All Others                    35                339
                                             ------------------------------
                                               $  5,674        $     5,436
                                             ==============================

--------------------------------------------------------------------------------
NOTE 15  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES:
--------------------------------------------------------------------------------

                                                    Year Ended May 31,
                                                    1999        1998
                                               -----------------------
                Cash paid for interest         $     662      $    660
                                               =======================
                Cash paid for income taxes     $      51      $     90
                                               =======================

Noncash investing and financing activities:
During 1999, the Company settled a retirement obligation through the issuance of 90,000 shares of common stock.

In April 1998, the Company issued 350,000 shares of common stock to UPE in exchange for a 50% interest in used inventory (see Note 12).

In connection with a transfer of inventory in 1998 (see Note 12), UPE assumed $534 of the Company's bank debt.
                                      F-28

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 15  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES: (Continued)
--------------------------------------------------------------------------------

In 1999, the Company acquired $24 of fixed assets subject to capital lease obligations.

--------------------------------------------------------------------------------
NOTE 16 - EARNINGS PER SHARE:
--------------------------------------------------------------------------------

Basic and Diluted earnings per share for 1999 and 1998 have been computed as follows:

                                                              1999
                                             Net Income      Shares    Per Share
                                            (Numerator)  (Denominator)  Amount
       -------------------------------------------------------------------------
       Basic Earnings Per Share              $    409       2,295      $     .18
       Effect of dilutive securities
         Warrants and options                       -       1,009              -
       Diluted Earnings Per Share            $    409       3,304      $     .12

                                                              1998
                                             Net Income      Shares    Per Share
                                            (Numerator)  (Denominator)  Amount
       -------------------------------------------------------------------------
       Basic Earnings Per Share              $    531       1,975      $   .27
       Effect of dilutive securities
         Warrants and options                       -       1,460            -
       Diluted Earnings Per Share            $    531       3,435      $   .15



Options to purchase 122,500 shares of common stock, (exercisable at between $2.00 and $3.15 per share) in 1999 and 80,000 shares of common stock (exercisable at between $2.87 and $3.15) in 1998, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock underlying the options.

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 17 -  FOURTH QUARTER ADJUSTMENTS:
--------------------------------------------------------------------------------

In the fourth quarter of 1998, the Company recognized a deferred tax benefit related to a reduction in the deferred tax asset valuation allowance of $96. As discussed in Notes 10 and 12, in the fourth quarter of 1998, the Company's stockholders approved the issuance of common stock and stock options to UPE and certain directors. As a result, the Company recognized an operating and financing charge of $158 and $296, respectively in 1998.