Form 10KSB/A
period 1999-05-31
BETHLEHEM CORP
filed 1999-09-28
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended May 31, 1999.

/  /)    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (No Fee Required)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes /X/   No /  /

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

                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                  The directors are elected at the Annual Meeting of the Shareholders of the Company and each director elected holds office until his successor is elected and qualified. The Board currently consists of eight members. The shareholders vote at the Annual Meeting for the election of directors. There are no family relationships among any directors or executive officers of the Company, except that directors Jan P. Gale and Ronald H. Gale are brothers.

                  The names of the directors, together with certain information regarding them, are as follows:


                                                                                                                   Year First Became
          Name          Age             Principal Occupation                                                          a Director
---------------------   ----   -------------------------------------------------------------------------------  --------------------

Salvatore J. Zizza       53    Chairman  of the Board of  Directors  since 1995;  Chairman  and  Principal  of          1995
                               Hallmark Electrical Supplies Corp., since May of 1998; from 1991 to April 1998,
                               Chairman and Executive  Vice  President  and  Treasurer of The Lehigh Group,  a
                               public company listed on the New York Stock Exchange with  subsidiaries  in the distribution of electrical products

Alan H. Silverstein      50    President  and Chief  Executive  Officer of the Company  since  December  1995;          1994
                               President  and Chief  Operating  Officer of the Company from  February  1994 to
                               November  1995;  from  July  1992 to  February  1994,  President  of  Universal
                               Industrial Gas, Inc., a rebuilder of industrial gas plants

James L. Leuthe          57    President,  Midland Farms,  Inc.,  since August 1998;  Chairman of the Board of          1976
                               First Lehigh Corporation,  a bank holding company, from 1982 to 1998; from 1977 until 1995 held various  positions  with the Company,  including  most recently
                               President and Chief Executive Officer

Jan P. Gale              45    Executive  Vice  President  of Universal Process Equipment, Inc. ("UPE") since           1991
                                1978,  an  international  supplier of complete  process plants and equipment and manufacturer of new equipment in the United States and Europe

Ronald H. Gale           48    President and Chief Executive Officer of UPE since 1978                                  1990

Harold Bogatz            61    Vice President and General Counsel of UPE since 1987;  Secretary of the Company          1995
                               since 1996

James F. Lomma           53    President, J.F. Lomma Inc. since 1975, a trucking, rigging and export packaging          1998
                               firm  located in South  Kearney,  N.J. Mr. Lomma also serves as the Chairman of the Special Carrier & Rigging Association

B. Ord Houston           86    Secretary  of the  Company  from  June  1983 to  December  1995;  held  various          1976
                               positions  with the Company  from 1966 until 1984,  most  recently as Executive
                               Vice President

Item 10. EXECUTIVE COMPENSATION

         The following table summarizes compensation information for the Company's President and Chief Executive Officer, and two executive officers of the Company whose compensation exceeded $100,000 for the Fiscal Year ended May 31, 1999. The table presents for such individuals information with respect to compensation paid or accrued by the Company for services rendered during the Fiscal Years ended May 31, 1997, 1998 and 1999. Messrs. Silverstein, Lind and Mrs. Martin are collectively referred to herein as the "Named Executive Officers."

                                                     Summary Compensation Table

                                                   Fiscal Year Compensation                 Long Term Compensation
                                                   ------------------------                 ----------------------
                                                                                                Stock
Name and Principal                                                           Other Annual       Option     All Other
Position                          Year         Salary          Bonus        Compensation (1)    Awards      Compensation (2)
---------------------------------------  --------------  -------------------------  ---------------------------  -------------------

Alan H. Silverstein               1999        $165,000        $ 88,243        $  6,154         100,000        $ 12,134
President and Chief               1998         154,789          91,214           6,607          50,000          11,865
Executive Officer (3)             1997         140,441          83,570           7,295            --            11,925

Clarence T. Lind                  1999         110,000          20,291           6,033            --               612
Vice President of                 1998         104,923          21,303           5,849            --               612
Sales and Marketing (4)           1997          99,000          25,907           4,369            --               672

Antoinette L. Martin              1999          90,000          10,924           5,564           5,000             612
Vice President of                 1998          90,000          10,900           5,539          10,000             612
Finance, Chief                    1997          89,038             890           5,902            --               612
Financial Officer (5)



(1) Represents lease and insurance payments made by the Company with respect to use of an automobile.

(2)      Represents life insurance premiums paid by the Company.

(3) Mr. Silverstein was elected President and Chief Operating Officer of the Company in February 1994 and was appointed Chief Executive Officer of the Company on December 12, 1995.

(4) Mr. Lind was elected Vice President of Sales and Marketing of the Company on December 12, 1995.

(5) Mrs. Martin was elected Vice President of Finance and Chief Financial Officer of the Company on September 12, 1995.

Option Grants in Last Fiscal Year

                  The following table sets forth information concerning options granted during the fiscal year ended May 31, 1999, under the Company's stock option plans or pursuant to grants to the Named Executive Officers.


                              Number of              Percent of Total
                              Securities             Options Granted
                              Underlying             to Employees in             Per Share
         Name               Options Granted            Fiscal Year              Exercise Price       Expiration Date
         ----               ---------------            -----------              --------------       ---------------

Alan H. Silverstein            50,000                    17.09%                   $1.78              December 17, 2008
Alan H. Silverstein            50,000                    17.09%                   $1.78              January 4, 2009

Antoinette L. Martin            5,000                     1.7%                    $1.63              August 21, 2008

Aggregated Fiscal Year-End Options

         The following table sets forth certain information regarding unexercised stock options held by each of the Named Executive Officers as of May 31, 1999. No stock options were exercised by any Named Executive Officer during the 1999 Fiscal Year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                    Number of         Value of Unexercised
                                Unexercised Options   in-the-Money Options
                                  at May 31, 1999     at May 31, 1999 ($)(1)
                                --------------------------------------------

                                Exercisable/           Exercisable/
     Name                       Unexercisable          Unexercisable

     Alan H. Silverstein            410,000/0           222,000/0

     Clarence T. Lind            16,666/3,334              0/0

     Antoinette L. Martin        31,666/3,334            912/0


(1) On May 31, 1999 the last reported sale price of the Common Stock, as reported by the American Stock Exchange, was $1.8125 per share.

Compensation of Directors

         Directors are not compensated in general for their services as a director but are entitled to reimbursement of expenses incurred in connection with their attendance at meetings. In the past the Company has granted options to certain directors.

Employment Agreements

         Alan H. Silverstein, President and Chief Executive Officer, is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement was $110,000 and increased to $165,000 in the fifth year. The Employment Agreement was renewed for an additional two year period on February 1, 1999. The salary paid to Mr. Silverstein under the Employment Agreement will be $165,000 for the first year increasing to $185,000 in the second year. Mr. Silverstein is entitled to a quarterly bonus based on the defined earnings of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth, as of September 23, 1999, information regarding ownership of the outstanding Common Stock of the Company by (i) all persons who are known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and Named Executive Officer (as such term is hereinafter defined); and (iii) all directors and executive officers of the Company as a group:


                                                                                   Percentage of
Name and Address of Beneficial Owner*       Shares Owned Beneficially (1)        Outstanding Shares
-------------------------------------       -----------------------------        ------------------

Universal Process Equipment, Inc.                   2,706,600(2)(3)                     62.2%
PO Box 338
Roosevelt, NJ 08555

Ronald H. Gale                                      2,779,100(4)(5)                     63.8%

Jan P. Gale                                         2,777,100(4)(5)                     61.2%

James L. Leuthe                                       339,124(4)(6)                     13.5%

Alan H. Silverstein                                   410,000(7)                        14.7%

Salvatore J. Zizza                                    188,000(8)                         7.3%

B. Ord Houston                                          6,365(4)                        (9)

Harold Bogatz                                          10,000(10)                       (9)

James F. Lomma                                           --                             (9)

Clarence T. Lind                                       20,666(11)                       (9)

Antoinette L. Martin                                   31,666(12)                       (9)

All directors and executive officers as a           3,867,921(13)                       75%
group (12 persons)

* Unless otherwise noted the address of the Beneficial Owner is c/o the Company, 25th & Lennox Streets, Easton, Pennsylvania 18044.

(1) All persons identified as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after September 23, 1999.

(2)      Includes   1,975,000   shares   subject  to   options.   See   "Certain
         Relationships and Transactions."

(3)      Does not include shares owned by Ronald H. Gale and Jan P. Gale.

(4)      Includes 500 shares subject to options.

(5) Includes 2,706,600 shares beneficially owned by UPE, of which the individual is an officer, director and principal shareholder.

(6) Of this total, 52,281 shares are owned by Nikki, Inc., a corporation of which Mr. Leuthe is an officer and director and the sole shareholder, 161,343 shares are owned by Mr. Leuthe and 125,500 shares are subject to options. This total does not include 640 shares owned by Mr. Leuthe's adult children as to which he disclaims beneficial ownership.

(7)      Consists of 410,000 shares subject to options.

(8)      Consists of 188,000 shares subject to options.

(9)      Less than 1.0%.

(10)     Consists of 10,000 shares subject to options.

(11)     Includes 16,666 shares subject to options.

(12)     Consists of 31,666 shares subject to options.

(13)     Includes 2,768,332 shares subject to options.

Item 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

                  Ronald H. Gale and Jan P. Gale are Directors and Shareholders of the Company and are officers, directors and principal shareholders of UPE, a principal shareholder of the Company. UPE and/or Ronald H. Gale and/or Jan P. Gale are also majority shareholders or otherwise affiliated with other companies that engage in transactions with the Company. UPE and related entities have purchased process equipment manufactured by the Company and have utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties was approximately $40,000 for the Fiscal year ended May 31, 1999 ("Fiscal 1999") and $1,318,000 for the Fiscal year ended May 31, 1998 ("Fiscal 1998") .

                  On March 26, 1996, the Board of Directors of the Company, subject to the approval of the Company's shareholders, granted an option to UPE to purchase 350,000 shares of the Common Stock at an exercise price of $1.8125 per share. Such option was issued in consideration for debt guarantees by UPE for various borrowings by the Company. This transaction was approved by the Company's Shareholders at the Annual Meeting of the Shareholders held on April 23, 1998. Financing charges of $43,000 and $296,000 related to these options was recognized in Fiscal 1999 and Fiscal 1998, respectively. The value ascribed to these options was approximately $424,000, and the balance of $85,000 at May 31, 1999 will be amortized over the terms of the outstanding guarantees.

                  On March 26, 1996, the Board of Directors, subject to the approval of the Company's shareholders, authorized the issuance to UPE of 350,000 shares of Common Stock in consideration for a 50% ownership interest in certain resale inventory, which consists primarily of heat transfer equipment owned by UPE. This transaction was approved by the Company's Shareholders at the Annual Meeting of Shareholders held on April 23, 1998. The Company recorded approximately $126,000 of non-cash compensation expense related to this transaction in Fiscal 1998.

                  On August 21, 1998, the Board of Directors of the Company authorized the issuance to UPE of 175,000 shares of Common Stock at an exercise price of $1.63, which represented the fair market value of the stock at the date of the grant. Such option was issued in consideration for guarantees by UPE of borrowings by the Company from PNC Bank National Association. The financing consists of a $4 million line of credit and term loan, secured by the Company's inventory, accounts receivable, machinery and equipment and other assets. The fair value ascribed to the options was $172,000. During Fiscal 1999, the Company recorded $57,000 in financing charges. The balance of $115,000 at May 31, 1999 will be amortized over the estimated three year term of the guarantee.

                  In May 1998, the Company transferred inventory with a book value of approximately $1,924,000 to UPE. As part of this transaction, UPE assumed obligations of $1,390,000 and $534,000 of related bank debt. This transaction did not result in a gain or loss in the Company's Fiscal 1998 statement of income.

                  From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. The interest on the advances is prime rate (Chase Bank, New
York) plus 1%. As of September 23, 1999, $787,000 of these advances remains outstanding.

                  As of June 1, 1996, the Company began a three year profit sharing arrangement with UPE. This arrangement was agreed upon as consideration for UPE's role in introducing the Company to Third Millenium Products, Inc. ("Millenium"), assisting in negotiating the acquisition of the assets of the American Furnace Division of Millenium by Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary of the Company, and UPE's role in originating, negotiating, developing and assisting in the marketing of the Tower Filter Process product line. Under this arrangement, which expired in May 1999, UPE was entitled to receive 25% of the defined pre-tax profits of BAM and the Tower Filter Press product line. For the Fiscal Year 1999, no provision for this profit sharing arrangement was required.

                  In November 1993, the Company and the Harrisburg Authority settled a lawsuit for $1,300,000 based upon negotiations between the Company, UPE and the Harrisburg Authority. Under the terms of the settlement agreement, UPE agreed to serve as a guarantor and surety for the obligation. In addition, UPE agreed to pay up to $650,000 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and UPE. Pursuant to the settlement agreement and for services rendered at that time, the Company granted stock options to UPE. These options provide that at UPE's discretion, the Company will issue additional shares of common stock to UPE in exchange for payments, if any, made by UPE on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing UPE in cash. UPE may make payments (without prior approval of the Company) on the outstanding amounts due to Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by UPE, the Company will not be obligated to issue more than 1,450,000 shares to UPE for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each dollar in payment made by UPE, up to a total of 450,000 shares in exchange for a total of $150,000 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by UPE up to a total of 1,000,000 additional shares in exchange for a total of $750,000 in additional payments. On November 1, 1999, all unpaid balances of principal and accrued interest are due and payable to the Harrisburg Authority. The principal balance at September 23, 1999 is $549,774.

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

                  On March 26, 1996, the Board of Directors, subject to the approval of the Company's Shareholders, authorized the issuance of 125,000 and 178,000 shares of Common Stock to James L. Leuthe, a director and former Chairman and Chief Executive Officer of the Company, and Salvatore J. Zizza, Chairman of the Board of Directors of the Company, respectively. On April 23, 1998, this transaction was approved at the Company's Shareholder's meeting. The Company recorded approximately $116,000 and $32,000 in compensation expense for the fair values ascribed to these options in Fiscal 1999 and 1998, respectively.



SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        THE BETHLEHEM CORPORATION
Dated:  September 27, 1999

                                        By:  /s/  Alan H. Silverstein
                                           --------------------------
                                                 Alan H. Silverstein
                                                 President and Chief
                                                 Executive Officer