Form 10QSB
period 1999-08-31
BETHLEHEM CORP
filed 1999-10-20
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999
                         (First Quarter of Fiscal 2000)

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

Number of shares outstanding of the issuer's classes of common stock as of August 31, 1999: 2,378,520.

Number of pages in this report:  13

                                      INDEX



PART I.    Financial Information:                                       Page No.

           Consolidated Balance Sheet as of August 31, 1999 (unaudited)
           and May 31, 1999.................................................3

           Consolidated Statements of Income for the three months
           ended August 31, 1999 and 1998 (unaudited).......................5

           Consolidated Condensed Statements of Cash Flows for the three months ended August 31, 1999 and 1998 (unaudited)................6

           Notes to Financial Statements....................................7

           Management's Discussion and Analysis ............................8


PART II.   Other Information:

           Legal Proceedings, Defaults Upon Senior Securities,
           Exhibits and Reports on Form 8-K................................11

           Signatures......................................................12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------
ASSETS

                                                                    August 31, 1999          May 31, 1999
                                                                      (unaudited)
 CURRENT ASSETS:
  Cash                                                                   $   213             $   113
  Accounts receivable (net of allowance
     for doubtful accounts of $65 and $47)                                 2,899               2,342
  Costs and estimated profit in excess of
     billings on long-term contracts                                       1,205               1,618
  Inventories                                                              5,278               5,092
  Prepaid expenses and other current assets                                  233                 113
  Deferred tax asset                                                         375                 375
                                                                         -------             -------

              Total Current Assets                                        10,203               9,653
                                                                         -------             -------


PROPERTY, PLANT AND EQUIPMENT, at cost less
     accumulated depreciation and amortization                             6,056               5,917

OTHER ASSETS:
  Inventories, non current                                                   750                 750
  Intangibles (net of $129 and $122 of accumulated amortization)             268                 275
  Intangible pension and deferred compensation plan assets                   145                 145
  Deferred financing costs                                                   381                 382
  Other                                                                      104                 115
                                                                         -------             -------

             Total Other Assets                                            1,648               1,667
                                                                         -------             -------

             Total Assets                                                $17,907             $17,237
                                                                         =======             =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              August 31, 1999        May 31, 1999
                                                                               (unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital leases                       $  7,809              $  1,209
  Note Payable - related party                                                       787                   787
  Accounts payable                                                                 4,365                 3,545
  Accounts payable, related parties                                                   83                    24
  Accrued liabilities                                                                414                   565
  Billings in excess of costs and estimated profit
    on long-term contracts                                                           174                   239
                                                                                --------              --------

       Total Current Liabilities                                                  13,632                 6,369
                                                                                --------              --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities                     1,933                 8,266
  Deferred compensation and other pension liabilities                                495                   491
                                                                                --------              --------

       Total Long-Term Liabilities                                                 2,428                 8,757
                                                                                --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares
    Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares
    Without par value;  stated value
    of $.50 per share;
    2,378,532 shares issued and 2,378,520 shares outstanding                       1,189                 1,189
  Additional paid-in capital                                                       6,601                 6,557
  Accumulated deficit                                                             (5,943)               (5,635)

  Less - treasury stock, at cost, 12 shares                                         --                    --

       Total Stockholders' Equity                                                  1,847                 2,111
                                                                                --------              --------

Total Liabilities and Stockholders' Equity                                      $ 17,907              $ 17,237
                                                                                ========              ========

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          Three months ended August 31
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                           1999                   1998

NET SALES                                               $ 3,325                 $ 3,568

COST OF GOODS SOLD                                        2,442                   2,387
                                                        -------                 -------

GROSS PROFIT                                                883                   1,181
                                                        -------                 -------

OPERATING EXPENSES:
    Selling                                                 254                     270
    General and Administrative                              660                     531
    Non-Employee Stock Option Expense                        44                      28
                                                        -------                 -------
                                                            958                     829
                                                        -------                 -------

        Operating income (loss)                             (75)                    352
                                                        -------                 -------

OTHER EXPENSE:
    Interest expense                                       (185)                   (213)
    Financing charge - issuance of stock options            (28)                    (14)
    Other expense                                           (20)                    (46)
                                                        -------                 -------
                                                           (233)                   (273)
                                                        -------                 -------

        Income (loss) before income taxes                  (308)                     79

INCOME TAX BENEFIT                                          -0-                      25
                                                        -------                 -------

NET INCOME (LOSS)                                       $  (308)                $   104
                                                        =======                 =======

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                               $  (.13)                $   .05
                                                        =======                 =======

    Diluted                                             $  (.13)                $   .03
                                                        =======                 =======

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:


    Basic                                                 2,379                   2,288
                                                        =======                 =======

    Diluted                                               3,456                   3,336
                                                        =======                 =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Three Months ended August 31
                                 (in thousands)
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                    1999                   1998
                                                                    ----                   ----

Cash flows provided by (used in) operating activities:           $    82                $(1,411)


Cash flows used in investing activities:                            (249)                  (119)


Cash flows provided by financing activities:                         267                  1,527
                                                                 -------                -------

NET INCREASE (DECREASE) IN CASH                                      100                     (3)

CASH
  BEGINNING OF PERIOD                                                113                     41
                                                                 -------                -------

CASH
  END OF PERIOD                                                  $   213                $    38
                                                                 =======                =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION:
1. The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate. It is suggested that these interim financial statements be read in conjunction with the May 31, 1999 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the three months ended August 31, 1999 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2000. The effects of common equivalent shares (principally stock options and warrants) are excluded from the computation of diluted loss per share for the three months ended August 31, 1999 since such effects are anti-dilutive.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at August 31, 1999:

                    Raw materials & components              $     619
                    Work in process                             2,694
                    Finished goods                              2,915
                    Less: reserve for obsolete inventory         (200)
                                                            ---------
                                                                6,028
                    Less:  non current inventory                 (750)
                                                            ---------
                                                            $   5,278
                                                            =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

REPAYMENTS OF OUTSTANDING INDEBTEDNESS AND THE IMPACT ON THE COMPANY'S CASH POSITION

                  As of August 31, 1999, the Company had $213,000 in available cash. As of November 1, 1999, the amount outstanding under the Company's line of credit with PNC Bank, N.A. ("PNC") will be reduced from $3,450,000 to $3,200,000. Accordingly, the Company will be required to pay PNC the amount of $250,000. In addition, as of November 1, 1999, all unpaid balances of principal and accrued interest of approximately $579,000 are due and payable to the Harrisburg Authority. While the Company is currently negotiating with the Harrisburg Authority to extend the pay off date and is attempting to secure additional financing, there can be no assurance that the Company will be successful in any such efforts. Accordingly, if the Company is unsuccessful in such efforts, the Company's cash position will be insufficient to satisfy its liquidity requirements. For further information relating to the Company's liquidity, see "Liquidity and Capital Resources." In addition, the Company is in violation of certain financial covenants with PNC and Bank of America. For further information relating to the Company's covenant violations, see "Part II
- Other Information, Item 3. Defaults Upon Senior Securities."

RESULTS OF OPERATIONS FOR THE QUARTER ENDED AUGUST 31, 1999 ("FISCAL 2000") AND FOR THE QUARTER ENDED AUGUST 31, 1998 ("FISCAL 1999")

                  The Company's total sales were $3,325,000 for the first quarter of Fiscal 2000 compared to $3,568,000 for the first quarter of Fiscal 1999, a decrease of $243,000 or 7%. Gross profit was $883,000 or 27% of sales for the first quarter of Fiscal 2000 compared to gross profit of $1,181,000 or 33% of sales for the first quarter of Fiscal 1999. Decreased sales in the Company's Thermal Process Unit were the primary factor for the lower sales. Both sales activity and sales in the Company's core Thermal Process Equipment Unit decreased through the first quarter of Fiscal 2000 due to a worldwide decline of the purchasing of capital goods in the chemical industry and other process industries that the Company serves. The Company has increased its advertising and marketing activities to try and capture more sales in the Company's Thermal Process Unit and the Company's Environmental Systems Unit. The Company continues to focus on the expansion of specialty high temperature furnace systems and toll processing services for select advanced materials markets at the Company's wholly owned subsidiary, Bethlehem Advanced Materials ("BAM"). The decreased gross profit margin for the first quarter of 2000 compared to the first quarter of 1999 was due to lower gross profit margins recorded in the Company's Filtration Process Equipment Unit.

                  Operating expenses for the first quarter of Fiscal 2000 were $958,000 or 29% of sales, compared to $829,000 or 23% of sales for the first quarter of Fiscal 1999. The increase in administrative expenses was due to increased legal, consulting and audit expenses. Other expense totaled $233,000 for the first quarter of Fiscal 2000 compared to $273,000 for the first quarter of Fiscal 1999. Interest expense was $185,000 for the first quarter of Fiscal 2000, compared to $213,000 for the first quarter of Fiscal 1999. Net loss for the first quarter of Fiscal 2000 was $308,000 compared to net income of $104,000 for the first quarter of Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  During the first quarter of Fiscal 2000, $82,000 of cash was provided by operating activities compared to $1,411,000 of cash used in operating activities for the first quarter of Fiscal 1999. The Company's accounts payable increased $820,000 due to costs incurred on contracts in process during the first quarter of Fiscal 2000.

                  Cash flow used for investing activities, solely capital expenditures, was $249,000 for the first quarter of Fiscal 2000 compared to $119,000 for the first quarter of Fiscal 1999. The Company continues to build the high temperature furnaces needed to support the long term contract secured by BAM. The capital expenditures also include new computer equipment, upgrades to existing plant equipment and new plant equipment.

                  Cash flow provided by financing activities was $267,000 for the first quarter of Fiscal 2000 compared to cash flow provided by financing activities of $1,527,000 for the first quarter of Fiscal 1999. On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million line of credit and term loan, secured by a first lien on the Company's (excluding BAM) inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") and for general working capital needs. On July 31, 1999, the agreement with PNC was amended. The amended credit facility includes
(a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,450,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on July 31, 2000. The line of credit will be reduced to an amount equal to $3,200,000 after November 1, 1999. As of October 15, 1999, the amount outstanding under the facility (including the term loan) was $4,043,000. The loan agreement contains certain covenants which, among other criteria, will require the Company to maintain specified levels of net worth. UPE agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity.

                    In September 1998, the Company entered into a $250,000 non revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5,000 not to exceed a term of 60 months. The amount outstanding as of October 15, 1999 under the facility was $205,000.

                    On January 21, 1999, the Company entered into a loan agreement with Bank of America for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility are being used to finance capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring principal payments of approximately $38,000 plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. As of October 15, 1999, the amount outstanding under the facility was $2,924,000.

                  From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operating cash flow. As of October 15, 1999, $787,000 of these advances remains outstanding.

                  On November 1, 1999, all unpaid balances of principal and accrued interest of approximately $579,000 are due and payable to the Harrisburg Authority. The Company is negotiating presently with the Harrisburg Authority to extend the payoff date. In addition, the Company is also is looking for alternative financing to payoff this debt. Currently, the Company has no agreements, commitments or understandings with respect to such additional financing. There can be no assurance that the Company will be able to extend the payoff date or secure additional financing.

                  Backlog of $20,611,000 at August 31, 1999, compares to backlog of $4,510,000 for the same period last year. This increase is primarily due to BAM's five-year contract to provide toll processing services.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  The Company is in violation of its minimum fixed charge coverage ratio covenant and the maximum leverage ratio covenant with PNC Bank, N.A. The Company is also in violation of its funded debt coverage ratio covenant with Bank of America. The Company is in the process of obtaining waivers, however, there can be no assurance that the Company will be successful in any such efforts. Accordingly, if the Company is unsuccessful in either of such efforts, and either PNC Bank, N.A. or Bank of America declares that the Company is in default under their respective loan agreements with the Company, the Company's cash position will be insufficient to satisfy its liquidity requirements.

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



Date:  October 20, 1999