Form 10QSB
period 1999-11-30
BETHLEHEM CORP
filed 2000-01-19
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999
                         (Second Quarter of Fiscal 2000)

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from _______ to ___________

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

Number of shares outstanding of the issuer's classes of common stock as of November 30, 1999: 2,378,520

Number of pages in this report:  13

                                      INDEX



PART I.     Financial Information:                                      Page No.

            Consolidated Balance Sheet as of November 30, 1999 (unaudited)
            and May 31, 1999..................................................3

            Consolidated Statements of Income for the three months
            ended November 30, 1999 and 1998 (unaudited)......................5

            Consolidated Statements of Income for the six months
            ended November 30, 1999 and 1998 (unaudited)..................    6

            Consolidated Condensed Statements of Cash Flows for the six
            months ended November 30, 1999 and 1998  (unaudited)............. 7

            Notes to Financial Statements.....................................8

            Management's Discussion and Analysis .............................9


PART II.    Other Information:

            Legal Proceedings,
            Exhibits and Reports on Form 8-K.................................11

            Signatures.......................................................12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------
ASSETS

                                                                                 Nov 30,1999        May 31, 1999
                                                                                (unaudited)
CURRENT ASSETS:
  Cash                                                                           $   206             $   113
  Accounts receivable (net of allowance
     for doubtful accounts of $37 and $47)                                         3,272               2,342
  Costs and estimated profit in excess of
     billings on long-term contracts                                                 701               1,618
  Inventories                                                                      5,229               5,092
  Prepaid expenses and other current assets                                          284                 113
  Deferred tax asset                                                                 375                 375
                                                                                 -------             -------

              Total Current Assets                                                10,067               9,653
                                                                                 -------             -------


PROPERTY, PLANT AND EQUIPMENT, at cost less
     Accumulated depreciation and amortization                                     6,260               5,917

OTHER ASSETS:
  Inventories, non current                                                           750                 750
  Intangibles (net of $137 and $122 of accumulated amortization)                     260                 275
  Intangible pension and deferred compensation plan assets                           145                 145
  Deferred financing costs                                                           340                 382
  Other                                                                              103                 115
                                                                                 -------             -------

             Total Other Assets                                                    1,598               1,667
                                                                                 -------             -------

             Total Assets                                                        $17,925             $17,237
                                                                                 =======             =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                Nov 30, 1999         May 31, 1999
                                                                                 (unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital leases                       $  4,673              $  1,209
  Note Payable - related party                                                       788                   787
  Accounts payable                                                                 4,232                 3,545
  Accounts payable, related parties                                                   75                    24
  Accrued liabilities                                                                387                   565
  Billings in excess of costs and estimated profit
    on long-term contracts                                                           163                   239
                                                                                --------              --------

       Total Current Liabilities                                                  10,318                 6,369
                                                                                --------              --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities                     4,887                 8,266
  Deferred compensation and other pension liabilities                                510                   491
                                                                                --------              --------

       Total Long-Term Liabilities                                                 5,397                 8,757
                                                                                --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares
    Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares
   Without par value;  stated value of $.50 per share;
    2,378,532 shares issued and 2,378,520 shares outstanding                       1,189                 1,189
  Additional paid-in capital                                                       6,630                 6,557
  Accumulated deficit                                                             (5,609)               (5,635)

  Less - treasury stock, at cost, 12 shares                                         --                    --

       Total Stockholders' Equity                                                  2,210                 2,111
                                                                                --------              --------

Total Liabilities and Stockholders' Equity                                      $ 17,925              $ 17,237
                                                                                ========              ========

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended November 30
                      (in thousands, except per share data)
                                   (unaudited)

--------------------------------------------------------------------------------------------

                                                               1999                   1998

NET SALES                                                   $ 3,800                 $ 2,775

COST OF GOODS SOLD                                            2,296                   1,783
                                                            -------                 -------

GROSS PROFIT                                                  1,504                     992
                                                            -------                 -------

OPERATING EXPENSES:
    Selling                                                     277                     331
    General and Administrative                                  557                     440
    Non-Employee Stock Option Expense                            14                      15
                                                            -------                 -------
                                                                848                     786
                                                            -------                 -------

        Operating income                                        656                     206
                                                            -------                 -------

OTHER EXPENSE:
    Interest expense                                           (313)                   (142)
    Financing charge - issuance of stock options                (14)                    (11)
    Other expense                                                 4                       8
                                                            -------                 -------
                                                               (323)                   (145)
                                                            -------                 -------

        Income before income taxes                              333                      61

INCOME TAX (PROVISION)                                            0                     (10)
                                                            -------                 -------

NET INCOME                                                  $   333                 $    51
                                                            =======                 =======

EARNINGS PER SHARE DATA:

    Basic                                                   $   .14                 $   .02
                                                            =======                 =======

    Diluted                                                 $   .11                 $   .02
                                                            =======                 =======

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:


    Basic                                                    2,379                     2,288
                                                             =====                     =====

    Diluted                                                  3,152                     2,834
                                                             =====                     =====

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          Six months ended November 30
                      (in thousands, except per share data)
                                   (unaudited)

----------------------------------------------------------------------------------------

                                                          1999                   1998

NET SALES                                               $ 7,125                 $ 6,343

COST OF GOODS SOLD                                        4,738                   4,170
                                                        -------                 -------

GROSS PROFIT                                              2,387                   2,173
                                                        -------                 -------

OPERATING EXPENSES:
    Selling                                                 531                     601
    General and Administrative                            1,217                     971
    Non-Employee Stock Option Expense                        58                      43
                                                        -------                 -------
                                                          1,806                   1,615
                                                        -------                 -------

        Operating income                                    581                     558
                                                        -------                 -------

OTHER EXPENSE:
    Interest expense                                       (498)                   (355)
    Financing charge - issuance of stock options            (42)                    (25)
    Other expense                                           (16)                    (38)
                                                        -------                 -------
                                                           (556)                   (418)
                                                        -------                 -------

        Income before income taxes                           25                     140

INCOME TAX BENEFIT                                            0                      15
                                                        -------                 -------

NET INCOME                                              $    25                 $   155
                                                        =======                 =======

EARNINGS PER SHARE DATA:

    Basic                                               $   .01                 $   .07
                                                        =======                 =======

    Diluted                                             $   .01                 $   .05
                                                        =======                 =======

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:


    Basic                                                 2,379                   2,288
                                                        =======                 =======

    Diluted                                               3,323                   3,131
                                                        =======                 =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Six Months ended November 30
                                 (in thousands)
                                   (unaudited)

---------------------------------------------------------------------------------------------


                                                               1999                  1998
                                                               ----                  ----

Cash flows provided by (used in) operating activities:      $   507                $(1,851)


Cash flows used in investing activities:                       (542)                  (640)


Cash flows provided by financing activities:                    128                  2,462
                                                            -------                -------

NET INCREASE (DECREASE) IN CASH                                  93                    (29)

CASH
  BEGINNING OF PERIOD                                           113                     41
                                                            -------                -------

CASH
  END OF PERIOD                                             $   206                 $   12
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

2. The results of operations for the six months ended November 30, 1999 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2000.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at November 30, 1999:

                    Raw materials & components                 $    415
                    Work in process                               2,668
                    Finished goods                                3,131
                    Less: reserve for obsolete inventory           (235)
                                                               --------
                                                                  5,979
                    Less:  non current inventory                   (750)
                                                               --------
                                                               $  5,229
                                                               ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations for the Quarter Ended November 30, 1999 and for the six months ended November 1999 ("Fiscal 2000") and for the Quarter ended November 30, 1998 and for the six months ended November 1998 ("Fiscal 1999")

         The Company's sales were $3,800,000 for the second quarter of Fiscal 2000 compared to $2,775,000 for the second quarter of Fiscal 1999, an increase of $1,025,000 or 37%. Gross profit was $1,504,000 or 40% of sales for the second quarter of Fiscal 2000 compared to gross profit of $992,000 or 36% of sales for the second quarter of Fiscal 1999. Sales were $7,125,000 for the first six months of Fiscal 2000 compared to sales of $6,343,000 for the first six months of Fiscal 1999, an increase of $782,000 or 12%. Gross profit was $2,387,000 or 34% of sales for the first six months of Fiscal 2000 compared to gross profit of $2,173,000 or 34% for the first six months of Fiscal 1999.

         Increased sales in the Company's wholly owned subsidiary Bethlehem Advanced Materials ("BAM") combined with increased sales in the Company's Thermal Process Unit were the primary factors for the increased sales for the second quarter of Fiscal 2000 compared to the second quarter of Fiscal 1999. For the six-month period ended November 30, 1999, increased sales at BAM was the primary factory for the increased sales over the same period last year.

         Operating expenses for the second quarter of Fiscal 2000 were $848,000 or 22% of sales, compared to 786,000 or 28% of sales for the second quarter of Fiscal 1999. For the first six months of Fiscal 2000 operating expenses were $1,806,000 or 25% of sales, compared to operating expenses of $1,615,000 or 25% of sales for the first six months of Fiscal 1999. The increase in administrative expenses was due to increased legal and consulting expenses. Other expense totaled $323,000 for the second quarter of Fiscal 2000 and $556,000 for the first six months of Fiscal 1999. For the second quarter of Fiscal 1999 other expense totaled $145,000 and for the first six months of Fiscal 1998 other expense was $418,000. Interest expense was $313,000 for the second quarter of Fiscal 2000 compared to $142,000 for the second quarter of Fiscal 1999. Interest expense was $498,000 for the first six months of Fiscal 2000 compared to $355,000 for same period last year. Increased interest expense at BAM was the primary factor for the increase. On January 21, 1999, the Company entered into a loan agreement with Nations Bank for a $3 million line of credit and term loan. (See the Company's Liquidity and Capital Resources Section for further information).

         Net income for the second quarter of Fiscal 2000 was $333,000 compared to net income of $51,000 for the second quarter of Fiscal 1999. Net income for the first six months of Fiscal 2000 was $25,000 compared to net income of 155,000 for the first six months of Fiscal 1999. While the results of the second quarter were positive, the Company's new order intake and backlog are a continuing concern. Therefore, the Company cannot project that Fiscal 2000 year results will be consistent with the Fiscal 2000 second quarter results.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of Fiscal 2000, $507,000 of cash was provided by operating activities compared to $1,851,000 of cash used in operating activities for the first six months of Fiscal 1999. The Company's accounts payable increased $687,000 due to costs incurred on contracts in process during the first six months of Fiscal 2000.

         Cash flow used for investing activities, solely capital expenditures, was $542,000 for the first six months of Fiscal 2000 compared to $640,000 for the first six months of Fiscal 1999. The Company continues to build the high temperature furnaces needed to support the long term contract secured by BAM. The capital expenditures also include new computer equipment, upgrades to existing plant equipment and new plant equipment at BAM.

         Cash flow provided by financing activities was $128,000 for the first six months of Fiscal 2000 compared to cash flow provided by financing activities of $2,462,000 for the first six months of Fiscal 1999. On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million line of credit and term loan, secured by a first lien on the Company's (excluding BAM) inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance ("CIT") and for general working capital needs. On December 23, 1999, the agreement with PNC was amended. The amended credit facility includes (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,450,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on July 31, 2000. The line of credit will be reduced to an amount equal to $3,200,000 after January 31, 2000. As of January 19, 2000, the amount outstanding under the facility (including the term loan) is $3,879,000. The loan agreement contains certain covenants which, among other criteria, will require the Company to maintain specified levels of net worth. UPE agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. By securing this funding, the Company expanded working capital and increased liquidity.

         In September 1998, the Company entered into a $250,000 non revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5,000 not to exceed a term of 60 months. The amount outstanding as of January 19, 2000 under the facility is $184,000.

         On January 21, 1999, the Company entered into a loan agreement with Bank of America for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility are being used to finance capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring principal payments of approximately $38,000 plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. As of January 19, 2000, the amount outstanding under the facility is $2,808,000. .

         From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operating cash flow. As of January 19, 2000, $788,000 of these advances remains outstanding.

         On November 1, 1999, the Company reached an agreement with the Harrisburg Authority "Harrisburg" with respect to a note balance due from the Company on November 1, 1999 in the amount of $535,000. Under the terms of the agreement, Harrisburg agreed to extend the note pay off date to May 1, 2000 and accepted the sum of $50,000 on November 5, 1999 and monthly payments of principal and interest commencing December 1, 1999 through May 1, 2000 in the approximate amount of $10,000. The balance due on May 1, 2000 will be $445,000. The Company paid the amount of $44,000 on November 1, 1999 for interest accrued on the note from March of 1998 to November 1, 1999. As of January 19, 2000, the amount outstanding on this note is $472,000.

         Backlog of $19,804,432 at November 30, 1999, compares to backlog of $23,373,000 for the same period last year.

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


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 5.  OTHER INFORMATION

         On November 3, 1999 a Form 8-K was filed to report the agreement reached with the Harrisburg Authority with respect to a note balance due from the Company on November 1, 1999 in the amount of $535,000. The agreement extends the note pay off date to May 1, 2000. The Company paid Harrisburg $50,000 on November 5, 1999 and agreed to pay six monthly payments of approximately $10,000 commencing December 1, 1999. The balance due on May 1, 2000 will be $445,208. In addition, on November 1, 1999, the Company received an extension from PNC Bank, N.A. for the sum of $250,000 due on November 1, 1999 to January 3, 2000.

         On January 3, 2000 a Form 8-K was filed to report the following (i) the receipt of waivers from PNC Bank, N.A. and Bank of America for violation of covenants for the reporting period ending August 31, 1999; (ii) an extension from PNC Bank, N.A. for the sum of $125,000 due on January 3, 2000 to January 31, 2000, (iii) the resignation of Salvatore J. Zizza as Chairman of the Company and the appointment of Alan H. Silverstein, (iv) the appointment of Seidman and Co. Inc., Investment Banking as an advisor to the Board of Directors.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits: 27 - Financial Data Schedule

         Reports on Form 8-K: Filed November 3, 1999 and January 3, 2000 - Under
         Item 5 Other Events

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



Date:    January 19, 2000