Form 10-Q
period 2000-02-29
BETHLEHEM CORP
filed 2000-04-19
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000
                         (Third Quarter of Fiscal 2000)

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

             YES   X                                NO
                 -----                *                -----

Number of shares outstanding of the issuer's classes of common stock as of February 29, 2000: 2,378,520.

Number of pages in this report:  14

                                      INDEX

PART I.        Financial Information:                                   Page No.
-------        ----------------------                                   --------

               Consolidated Balance Sheet as of
               February 29, 2000 (unaudited) and May 31, 1999.................3

               Consolidated Statements of Income for the three months
               ended February 29, 2000 and February 28, 1999 (unaudited)......5

               Consolidated Statements of Income for the nine
               months ended February 29, 2000 and
               February 28, 1999 (unaudited)..................................6

               Consolidated Condensed Statements of
               Cash Flows for the nine
               months ended February 29, 2000 and
               February 28, 1999 (unaudited)..................................7

               Notes to Financial Statements..................................8

               Management's Discussion and Analysis ..........................9


PART II.       Other Information:

               Legal Proceedings, Exhibits and Reports on Form 8-K...........12

               Signatures....................................................13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------

ASSETS
                                                                           February 29, 2000     May 31, 1999
                                                                              (unaudited)

          CURRENT ASSETS:
  Cash                                                                        $    90             $   113
  Accounts receivable (net of allowance
    for doubtful accounts of $19 and $47)                                       2,490               2,342
  Costs and estimated profit in
    excess of billings on long-term contracts                                   1,563               1,618
  Inventories                                                                   4,929               5,092
  Prepaid expenses and other current assets                                       231                 113
  Deferred tax asset                                                              375                 375
                                                                              -------             -------

      Total Current Assets                                                      9,678               9,653
                                                                              -------             -------


PROPERTY, PLANT AND EQUIPMENT, at cost less
    accumulated depreciation and amortization                                   5,717               5,917

OTHER ASSETS:
    Inventories, non current                                                      750                 750
    Intangibles (net of $145 and $122 of accumulated amortization)                252                 275
    Intangible pension and deferred compensation plan assets                      145                 145
    Deferred financing costs                                                      297                 382
    Other                                                                         106                 115
                                                                              -------             -------

        Total Other Assets                                                      1,550               1,667
                                                                              -------             -------

        Total Assets                                                          $16,945             $17,237
                                                                              =======             =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          February 29, 2000    May 31, 1999
                                                                                             (unaudited)
CURRENT LIABILITIES;
  Current maturities of long-term debt and capital leases                                     $  4,241          $  1,209
  Note Payable - related party                                                                     788               787
  Accounts payable                                                                               3,873             3,545
  Accounts payable, related parties                                                                 75                24
  Accrued liabilities                                                                              370               565
  Billings in excess of costs and estimated profit
    on long-term contracts                                                                         215               239
                                                                                              --------          --------

       Total Current Liabilities                                                                 9,562             6,369
                                                                                              --------          --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities                                   4,331             8,266
  Deferred compensation and other pension liabilities                                              511               491
                                                                                              --------          --------

      Total Long-Term Liabilities                                                                4,842             8,757
                                                                                              --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 5,000,000 shares                                                  --
   Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares Without par value;  stated value of $.50 per share;
    2,378,532 shares issued; 2,378,520 shares outstanding                                        1,189             1,189
  Additional paid-in capital                                                                     6,658             6,557
  Accumulated deficit                                                                           (5,306)           (5,635)

  Less treasury stock, at cost, 12 shares                                                         --                --
                                                                                              --------          --------

       Total Stockholders' Equity                                                                2,541             2,111
                                                                                              --------          --------

       Total Liabilities and Stockholders' Equity                                             $ 16,945          $ 17,237
                                                                                              ========          ========

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

           Three months ended February 29, 2000 and February 28, 1999
                     (in thousands, except per share data)

                                   (unaudited)
--------------------------------------------------------------------------------

                                                         2000       1999

NET SALES                                              $ 3,122    $ 3,063

COST OF GOODS SOLD                                       2,195      2,384
                                                       ------------------

GROSS PROFIT                                               927        679
                                                       ------------------

OPERATING EXPENSES:
    Selling                                                274        266
    General and Administrative                             568        408
    Non-Employee Stock Option Expense                       29         29
                                                       ------------------
                                                           871        703
                                                       ------------------

        Operating income (loss)                             56        (24)
                                                       ------------------

OTHER INCOME (EXPENSE):
    Interest expense                                      (260)      (161)
    Financing charge - amortization of stock options       (26)       (61)
    Other income                                           533        102
                                                       -------    -------
                                                           247       (120)
                                                       ------------------

     Income (loss) before income taxes                     303       (144)

INCOME TAX PROVISION                                       -0-        (30)
                                                       ------------------

NET INCOME (LOSS)                                      $   303    $  (174)
                                                       ==================

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                              $   .13    $  (.08)
                                                       ==================

    Diluted                                            $   .11    $  (.08)
                                                       ==================

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:

    Basic                                                2,379      2,289
                                                       ==================

    Diluted                                              2,843      2,289
                                                       ==================

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

           Nine months ended February 29, 2000 and February 28, 1999
                     (in thousands, except per share data)
                                  (unaudited)

--------------------------------------------------------------------------------

                                                             2000       1999

NET SALES                                                 $ 10,247    $  9,406
                                                          --------------------

COST OF GOODS SOLD                                           6,933       6,554
                                                          --------------------

GROSS PROFIT                                                 3,314       2,852
                                                          --------------------

OPERATING EXPENSES:
    Selling                                                    805         867
    General and Administrative                               1,785       1,379
    Non-employees Stock Option Expense                          87          72
                                                          --------------------
                                                             2,677       2,318
                                                          --------------------

        Operating income                                       637         534
                                                          --------------------

OTHER INCOME (EXPENSE):
    Interest expense                                          (758)       (516)
    Financing charge - amortization of stock options           (68)        (86)
    Other income                                               517          64
                                                          --------------------
                                                              (309)       (538)
                                                          --------------------

        Income (loss) before income taxes                      328          (4)

INCOME TAX  PROVISION                                          -0-         (15)
                                                          --------------------

NET INCOME (LOSS)                                         $    328    $    (19)
                                                          ====================

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                                 $    .14    $   (.01)
                                                          ====================

    Diluted                                               $    .10    $   (.01)
                                                          ====================

     WEIGHTED AVERAGE  COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
       EQUIVALENT SHARES OUTSTANDING
         Basic                                               2,379       2,289
                                                          ====================

         Diluted                                             3,209       2,289
                                                          ====================

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            Nine Months ended February 29, 2000 and February 28, 1999
                                 (in thousands)
                                   (unaudited)
--------------------------------------------------------------------------------


                                                               2000        1999
                                                               ----        ----

Cash flow provided by (used in) operating activities         $   331    $(2,125)


Cash flow provided by (used in) investing activities:            462     (1,995)


Cash flow provided by (used in) financing activities:           (816)     4,752
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH                                  (23)       632

CASH
  BEGINNING OF PERIOD                                            113         41
                                                             -------    -------

CASH
  END OF PERIOD                                              $    90    $   673
                                                             =======    =======

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

2. The results of operations for the nine months ended February 29, 2000 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2000.

3.      Inventories,   other  than  inventoried   costs  relating  to  long-term
        contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consisted of the following at February 29, 2000:

                        Raw materials & components             $   362
                        Work in process                          2,529
                        Finished goods                           3,108
                        Less: reserve for obsolete inventory      (320)
                                                               -------
                                                                 5,679
                        Less:  non current inventory              (750)
                                                               -------
                                                               $ 4,929
                                                               =======
                                                                          Page 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION
--------------------

Repayment of  Outstanding  Indebtedness  and the  Impact on the  Company's  Cash
        Position

                  As of February 29, 2000, the Company had $90,000 in available cash. As of May 1, 2000, the amount outstanding to the Harrisburg Authority "Harrisburg" of $445,000 is due and payable. The Company is currently attempting to secure additional financing to provide funds to pay Harrisburg. However, there can be no assurance that the Company will be successful in any such efforts. Accordingly, if the Company is unsuccessful in such efforts, the Company's cash position will be insufficient to satisfy its liquidity requirements, and the Company will be required to explore other options including but not limited to the sale, refinancing or additional financing of its 29 acre site and manufacturing facilities in Easton, Pa.
For further information relating to the Company's liquidity, see "Liquidity and Capital Resources".

Results of Operations for the Quarter Ended February 29, 2000 and for the nine months ended February 29, 2000 ("Fiscal 2000") and for the Quarter ended February 28, 1999 and for the nine months ended February 28, 1999 ("Fiscal 1999")

                  The Company's sales were $3,122,000 for the third quarter of Fiscal 2000 compared to $3,063,000 for the third quarter of Fiscal 1999, an increase of $59,000 or 2%. Gross profit was $927,000 or 30% of sales for the third quarter of Fiscal 2000 compared to gross profit of $679,000 or 22% of sales for the third quarter of Fiscal 1999. Sales were $10,247,000 for the first nine months of Fiscal 2000 compared to sales of $9,406,000 for the first nine months of Fiscal 1999, an increase of $841,000. Gross profit was $3,314,000 or 32% of sales for the first nine months of Fiscal 2000 compared to gross profit of $2,852,000 or 30% of sales for the first nine months of Fiscal 1999.

                  Increased sales in the Company's Thermal Process Unit combined with increased sales in the Filtration Unit were the primary factors for the increased sales for the third quarter of Fiscal 2000 compared to the third quarter of Fiscal 1999. For the nine month period ended February 29, 2000 increased sales in the Company's wholly owned subsidiary, Bethlehem Advanced
Materials "BAM" was the primary factor for the increased sales over the same period last year. This increase in sales is line with the contract executed by the Company in November of 1998.

                  As of March 31,2000 the Company no longer manufactures its products at its facilities in Easton, PA. Orders for customers in North and South America will routinely be manufactured through Penn Bethlehem, LLC, a joint venture with Penn Ironworks located in Reading, PA. Orders for Europe and Asia will be manufactured either in Germany or Poland where the Company has previously established manufacturing and licensing relationships. The Company plans to sell all or some of its 29 acre site and manufacturing facilities in Easton, PA. However, the Company will continue to direct its sales, marketing, engineering and field services from its Easton, PA location.

                  In conjunction with discontinuing manufacturing of the Company's products in Easton, PA, a tentative agreement was reached with The Bethlehem Employees Association to provide closure to the existing collective bargaining agreement. The terms of the definitive agreement are currently under review. The Company terminated certain employees. The charge related to this plan of action was not considered material relative to the quarter and nine months ended February 29, 2000.

                  Operating expenses for the third quarter of Fiscal 2000 were $871,000 or 28% of sales, compared to $703,000 or 23% of sales for the third quarter of Fiscal 1999. For the first nine months of Fiscal 2000 operating expenses were $2,677,000 or 26% of sales, compared to operating expenses of $2,318,000 or 25% of sales for the first nine months of Fiscal 1999. The increase in general and administrative expenses was due to increased salary and legal expense at BAM.

                  Interest expense was $260,000 for the third quarter of Fiscal 2000 and $758,000 year to date compared to $161,000 for the third quarter of Fiscal 1999 and $516,000 year to date. Increased interest expense at BAM was the primary factor for the increase. On January 21, 1999, the Company entered into a loan agreement with Bank of America for a $3 million line of credit and term loan. (See the Company's Liquidity and Capital Resources Section for further information). Other income was $533,000 for the third quarter of Fiscal 2000 compared to other income of $102,000 for the third quarter of Fiscal 1999. Other income for the first nine months of Fiscal 2000 was $517,000 compared to other income of $64,000 for the first nine months of Fiscal 1999. During the third quarter of Fiscal 2000, in conjunction with the discontinuing of manufacturing in Easton, Pa, the Company sold the machinery and equipment assets associated with this facility. The Company recorded a gain of $552,000 for this sale. For further information relating to this transaction, see "Liquidity and Capital Resources."

                  The Company's income before taxes for the third quarter of Fiscal 2000 was $303,000 compared to a loss before income taxes of $144,000 for the third quarter of Fiscal 1999. Income before taxes for the first nine months of Fiscal 2000 was $328,000 compared to a loss before income taxes of $4,000 for the same period last year. Net income for the third quarter of Fiscal 2000 was $303,000 compared to a net loss of $174,000 for the third quarter of Fiscal 1999. Net income for the first nine months of Fiscal 2000 was $328,000 compared to a net loss of $19,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

                  During the first nine months of Fiscal 2000, $331,000 of cash was provided by operating activities compared to $2,125,000 of cash used in operating activities for the first nine months of Fiscal 1999. The Company's accounts payable increased by approximately $328,000 due to costs incurred on contracts in process during the first nine months of Fiscal 2000.

                  Cash flow provided by investing activities comprised of capital expenditures and was offset by the effect of the sale of assets of $462,000 for the first nine months of Fiscal 2000 compared to cash flow used in investing activities of $1,995,000 for the first nine months of Fiscal 1999. The Fiscal 2000 capital expenditures of $740,000 included costs to build the high temperature furnaces needed to support the long term contract secured by BAM, upgrades to existing plant equipment, new plant equipment and new computer equipment. Cash flow provided by investing activities was $1,202,000 for the first nine months of Fiscal 2000 due to the sale of the machinery and equipment assets.

                    Cash flow used in financing activities was $816,000 for the first nine months of Fiscal 2000 compared to cash flow provided by financing activities of $4,752,000 for the first nine months of Fiscal 1999. On June 3, 1998, the Company entered into a loan agreement with PNC Bank National Association for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of the line of credit and term loan were used to prepay the outstanding term loan and line of credit with The CIT Group/Credit Finance and for general working capital needs. This credit facility included (a) an $800,000 term loan requiring $13,000 monthly principal payments plus interest at 9.70%, maturing on June 1, 2003, and (b) a $3,200,000 line of credit with advances against eligible inventory and accounts receivable at the interest rate of prime plus one and one-half percent, maturing on July 31, 2000. During the third quarter of Fiscal 2000, the Company prepaid the term loan in the amount of $536,000 from proceeds raised in the sale of the machinery and equipment assets.

                  The line of credit agreement contains certain covenants, which among other criteria will require the Company to maintain specified levels of net worth. Universal Process Equipment ("UPE") agreed to provide a guarantee for the credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. As of April 19, 2000, the amount outstanding under the line of credit is $3,200,000.

                    In September 1998, the Company entered into a $250,000 non-revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5,000 not to exceed a term of 60 months. As of April 19, 2000, the balance outstanding under the facility is $169,000.

                  On January 21, 1999 the Company  entered into a loan agreement with Bank of America for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility were used to finance capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring principal payments of approximately $38,000 plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. As of April 19, 2000, the balance outstanding under the facility is $2,692,000.

                  From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. These advances are repaid from operating cash flow. As of April 19, 2000, $788,000 of these advances remains outstanding.

                  On November 1, 1999, the Company reached an agreement with the Harrisburg Authority with respect to a note balance due from the Company on November 1, 1999 in the amount of $535,000. Under the terms of the agreement, Harrisburg agreed to extend the note pay off date to May 1, 2000 and accepted the sum of $50,000 on November 5, 1999 and monthly payments of principal and interest commencing December 1, 1999 through May 1, 2000 in the approximate amount of $10,000. The Company paid the amount of $44,000 on November 1, 1999 for interest accrued on the note from March of 1998 to November 1, 1999. The balance due and payable on May 1, 2000 is $445,000. The Company is currently attempting to secure additional financing to provide funds to pay Harrisburg. However, there can be no assurance that the Company will be successful in any such efforts. Accordingly, if the Company is unsuccessful in such efforts, the Company's cash position will be insufficient to satisfy its liquidity requirements, and the Company will be required to explore other options including but not limited to the sale, refinancing or additional financing of its 29 acre site and manufacturing facilities in Easton, Pa.

                  Backlog as of February 29, 2000 was $19,165,000 compared to backlog of $24,174,000 at February 28, 1999.

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

                  Exhibits: 27-Financial Data Schedule

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



Date:  April 19, 2000