Form 10KSB
period 2000-05-31
BETHLEHEM CORP
filed 2000-12-29
CIK 11856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                For the fiscal year ended May 31, 2000.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number: 1-4676

                            The Bethlehem Corporation
                   ----------------------------------------
                 (Name of small business issuer in its charter)

              Pennsylvania                                  24-0525900
     -------------------------------                    ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     25th and Lennox Streets, Easton, Pennsylvania         18044-0348
     ---------------------------------------------        -------------
     (Address of principal executive offices)              (Zip Code)

Issuer's telephone number including Area Code:  (610) 258-7111.

Securities registered under Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                             --------------------

      Common Stock, no par value                   American Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes    . No X
                                                             --      --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year:  $11,661,000

As of September 12, 2000, 2,378,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $715,331 based on the average of the bid and asked prices on that date of $.625.

                                TABLE OF CONTENTS

                       ANNUAL REPORT ON FORM 10-KSB - 2000

                            THE BETHLEHEM CORPORATION


PART I.........................................................................1
        Item 1.   Description of Business......................................2
        Item 2.   Description of Property......................................5
        Item 3.   Legal Proceedings............................................6


PART II........................................................................7
        Item 4.   Market for the Company's Common Equity and
                    Related Stockholder Matters................................7
        Item 5.   Management's Discussion and Analysis or
                    Plan of Operation..........................................7
        Item 6.   Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................12
        Item 7.   Financial Statements........................................12


PART III......................................................................13
        Item 8.   Directors, Executive Officers, Promotors and Control
                    Persons; Compliance with Section 16(a) of the
                    Exchange Act..............................................13
        Item 9.   Executive Compensation......................................14
        Item 10. Security Ownership of Certain Beneficial Owners
                    and Management............................................15
        Item 11. Certain Relationships and Related Transactions...............16
        Item 12. Exhibits, List and Reports on Form 8-K.......................18

SIGNATURES....................................................................19

                                     PART I
                                     ------

Recent Developments

                    As of March 31, 2000, The Bethlehem Corporation, (the "Company") no longer manufactured its products at its facilities in Easton, PA. Orders for customers in North and South America are manufactured through arrangements with subcontractors. Orders for Europe and Asia are manufactured either in Germany or Poland where the Company has previously established manufacturing and licensing relationships. For financial reporting purposes, the Company considers its operations to be one segment. The Company plans to sell all or some of its 29 acre site and manufacturing facilities in Easton, PA. However, the Company will continue to direct its sales, marketing, engineering and field services from its Easton, PA location.

                    On July 20, 2000 in conjunction with discontinuing manufacturing of the Company's products in Easton, PA, an agreement was reached with The Bethlehem Employees Association to provide closure to the existing collective bargaining agreement and the Company terminated certain employees. The charge related to this plan of action was not considered material.

                  On November 29, 2000, the Company closed on the sale of all of the issued and outstanding shares of stock in its wholly owned subsidiary Bethlehem Advanced Materials Corporation ("BAM") to a private company, Bergen Cove Realty Inc. The purchase price was $3,923,000 which included the assumption of BAM's existing term debt with Bank of America, N.A. ("BA") which was $2,423,000 at November 29, 2000. In conjunction with the sale, the Company received a fairness opinion from Seidman & Company, Inc. Investment Banking that the transaction was fair to the Company and its Stockholders. The Company expects to recognize a loss on the sale of BAM. In 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment.

                  The report of the Company's Independent Certified Public Accountants contains an explanatory paragraph on the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by extending certain bank financing arrangements, the sale of assets, business units, inventory and real estate. While pursuing the sale of real estate and other assets and working with PNC Bank, N.A. ("PNC") on additional agreements, the Company must continue to operate on cash flow generated internally. The Company plans to improve its working capital requirements by selling portions of its existing inventory and other business units. In addition, the Company will continue to reduce expenses as the sale of business units take place. Other than the recently completed sale of BAM, the Company has no agreements, understandings or commitments with respect to the sale of business units and there can be no assurance that any such sales will take place. Working capital limitations continue to impinge on day-to-day operations, thus contributing to additional operating losses. The continued support and forbearance of its lenders will be required, although this cannot be assured.

                  While the Company believes the proceeds from the sale of certain assets and an extension on its borrowing facilities will be adequate to fund its on-going obligations, there can be no assurance that the disposition of assets and the Company's other strategies will occur in a timely manner in order to fund its on-going obligations.

                  The Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines due to the non filing of its Form 10-KSB ("10-KSB") for the fiscal year ended May 31, 2000 and Form 10-QSB ("10-QSB") for the quarterly period ended August 31, 2000 with the Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Company Guide. In view of this, the Exchange is unable to determine if the Company satisfies the Exchange numerical guidelines for listing and that its securities are, therefore subject to being delisted from the Exchange. The Company has appealed this determination and a hearing is scheduled for January 23, 2001. There can be no assurance the Company's request for continued listing will be granted.

Item 1.             Description of Business.
                    -----------------------

General

                    The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. The Company has developed expertise in the areas of thermal processing systems, filtration process systems and environmental systems. The Company, through BAM, designs and manufactures high-temperature furnaces for sale and for its own use for the processing of advanced materials for customer orders. The furnaces process specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries. In addition, the Company, through Bethlehem Thermal, LLC ("Bethlehem Thermal") provides metallized thermal coatings for a variety of industries using totally automated thermal spray systems. Bethlehem Thermal also provides automated systems technology and inspection services to provide long term solutions for corrosion and erosion problems.

Thermal and Filtration Process Solutions, Equipment, Systems and Technology

                    The Company's customers include refineries, chemical, food, pharmaceutical, petrochemical and environmental firms. Its products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers and calciners. The Porcupine Processor(R) dries, heats or cools various chemicals, solids, or slurries. It reduces operating and installation costs and provides a free-flowing end product. The Bethlehem Tower Filter Press filters a wide range of slurries, operating automatically and uses a programmable logic control system. The Company has a full service laboratory equipped to test a broad range of materials and processes for filtration and thermal processing applications. The Company also has thermal processing and filtration pilot units available for use at customer sites for test processing. In conjunction with sales of thermal and filtration process solutions, equipment systems and technology, the Company provides engineering and design services and conducts an aftermarket business consisting primarily of remanufacture, repair, refurbishment and equipment upgrade services and spare parts sales. The Company markets its products through an international sales network covering markets in North and South America, Asia and Europe.

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


Bethlehem Advanced Materials Corporation (BAM)(See Recent Developments page 1)

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

Bethlehem Thermal, LLC (Bethlehem Thermal)

                    Bethlehem Thermal provides metallizing thermal solutions for a variety of industries using totally automated thermal spray systems. Bethlehem Thermal's sprayed metal coatings are designed to combat corrosion and erosion in severe environments, as found in the pulp & paper, chemical, petrochemical, power and machine industries. Using both electric arc spray and high velocity oxy fuel "HVOF" processes enables Bethlehem Thermal to provide coatings in a wide variety of materials and alloys. Bethlehem Thermal's fully automated CNC Thermal Spray Systems result in coatings extending equipment service life. As a complement to Bethlehem Thermal's in-house capability, it provides on-site coating services at its customers' plants and offers automated systems technology and inspection services.


Customers; Existence of Short-Term Contracts

                    The Company's principal customers for thermal and filtration process solutions, equipment, systems and technology are domestic and foreign manufacturers of chemicals, pharmaceuticals, foods, plastics, petrochemicals and environmental firms. BAM's principal customers for its tolling services and high temperature furnaces are domestic and foreign manufacturers of carbon and graphite structures, and other advanced ceramic composite structures. Bethlehem Thermal's principal customers for its metallizing coatings are domestic and foreign manufacturers of chemicals, petrochemicals, pulp and paper.

                    Currently, a major portion of the Company's sales for its thermal and filtration process equipment and environmental systems, and metallizing coating solutions, are made under short term or one time contracts, which contracts are not subject to renewal. Although such contracts may afford the Company flexibility in responding to changing market conditions, a market for the Company's products and services is not assured. As a result one or more short term or one time contracts may constitute a high percentage of the Company's total net sales for any particular quarter or fiscal year. The inability of the Company to obtain such contracts in the future could have a material adverse effect on the Company's business.

                    The Company's active customers for thermal and filtration process solutions, equipment, systems and technology include Oiltools International Group, Mexicana De Cobre, S.A. DE C.V., Daesang Corporation, EtiHolding, Inc. and Celotex Corporation. Sales to Universal Process Equipment, Inc. ("UPE"), a significant shareholder of the Company accounted for less than 1% of total sales in both the years 2000 and 1999. UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in October 2000. The Company's active customers for high temperature furnaces and tolling services are Honeywell International Inc., Hitco, Inc. and BP Amoco. Purchases by any single customer vary significantly from year to year according to such customer's capital equipment needs. The composition of the Company's customers may also vary from year to year.

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

Backlog

                    As of November 28, 2000, the Company had a backlog of orders equaling $16.8 million ($15.4 million of this amount related to BAM orders) compared to $22.5 million for the same period last year. Orders comprising current backlog are expected to be filled during the fiscal years ending May 31, 2001 to May 31, 2004.

Raw Materials

                    The basic raw materials used in the Company's products are pipe and forgings, steel plate, bars and castings and in addition, in the high temperature furnace business, graphite and copper. For metallized thermal coatings, the basic raw materials are alloy wire and powders. Raw materials are available from a number of sources on comparable terms. The Company is not dependent on any supplier that cannot be replaced in the normal course of business. Principal suppliers to the Company at May 31, 2000 were Motion Industries and G. J. Oliver, Inc. and in connection with the high temperature furnace business, Air Products and Chemicals, Inc., Fiber Materials, Inc. and UCAR Carbon Company, Inc.

Patents and Trademarks

                    The Company depends upon its proprietary technology and expertise. The Company relies principally upon trade secret and copyright law to protect its proprietary technology and owns one patent which is material to its business. The Company received this patent for the new generation of its tower filter product line in August of 2000. The Company regularly enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its trade secrets and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors have not and will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

Competition

                    The Company's products are sold in highly competitive worldwide markets. A number of companies compete directly with the Company in the chemical, pharmaceutical, food, plastic and petrochemical processing markets and the Company competes with various other furnace manufacturers and toll processors. Numerous competitors of varying sizes compete with the Company in one or more of its product lines. A number of the Company's competitors are divisions or subsidiaries of larger companies with significantly greater financial, marketing, managerial and other resources than those of the Company. The Company believes that the principal competitive factors affecting its core proprietary equipment business are price, performance, delivery, breadth of product line, product availability, experience and customer support. The Company believes that the principal areas of competition for its high temperature furnace sales segment are price, quality, delivery and skill and experience in developing specialized equipment aimed at a customer's specific materials requirement. The Company believes that the principal areas of competition for its toll processing operations are the ability to reliably meet the customer's quality specification and program requirements, including volume and price considerations.

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

Dependence on Significant Customers

                    For the year ended May 31, 2000, the Company's two largest customers individually accounted for 15% and 33% of the Company's sales. The customers are Oiltools and Honeywell International Inc., respectively.

Employees

                    As of November 28, 2000, the Company had 55 full-time employees, including 22 employees of BAM. Of these, 37 are engaged in manufacturing and technical services, 6 in marketing and sales and 12 in administrative functions.


Environmental Impact and Regulation

                    The operations at BAM's Knoxville, Tennessee plant utilize fume destruction of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions that are regulated and permitted by Knox County Department of Air Quality Management (the "KCDAQM").
Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company has also received from the KCDAQM additional permits necessary to expand its operations to allow increased carbon processing, and the operation of two additional afterburners.

                    The Company believes that compliance by its operations with applicable environmental regulations will not have a material effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of future changes in federal, state and county environmental laws or regulations on the Company's results of operations, financial condition or cash flows.

Government Regulation

                    The Company is not aware of a need for government approval of any principal products. Existing governmental regulations do not have a significant effect on the business of the Company. In addition, government regulations that are probable of enactment are not anticipated to have any material effect.


Item 2.             Description of Property.
                    -----------------------

                    The Company operates from two properties, one in Easton, Pennsylvania and one in Knoxville, Tennessee.

                    The Company owns a complex on 29 acres consisting of four major heavy manufacturing buildings, a laboratory, a two-story office building, miscellaneous storage and service buildings and a one-story office building located near the City of Easton in Northampton County, Pennsylvania. On May 2, 2000 the Company submitted plans to the Zoning Board of Palmer Township seeking permission to subdivide its real estate. On October 10, 2000, the Company received conditional approval from the Palmer Township Planning Commission to proceed with the Subdivision Plan. That approval was unanimously ratified by the Palmer Township Board of Supervisors on October 23, 2000. The Company expects to submit final plans and permits that address all of the township's conditions in time for final plan approval by the end of February 2001. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

                    As of November 30, 2000, the Company's Easton facilities were subject to a first and second mortgage loan. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

                    BAM leases a 33,600 square foot manufacturing and office building in Knoxville, Tennessee for capital equipment manufacturing, toll processing and related administrative services and marketing. The facility is equipped with several furnace systems with capabilities of firing in excess of 3000(Degree)C. It is located in an industrial park with excellent access to major interstate highways and a modern airport. The lease expires September 30, 2003, but provisions for the lease provide for one additional three year rental term. The Knoxville lease has a monthly base rent of approximately $10,000. In March 1999, the Company purchased a tract of land of approximately 1.08 acres adjacent to the facility. In May of 2000, BAM renewed its lease for 1,530 square feet of office space and approximately 2,470 square feet of warehouse space. The lease is for one year and has a monthly base rate of $2,450. See "Management's Discussion and Analysis or Plan of Operation - Recent Developments."

Item 3.             Legal Proceedings
                    -----------------

                    The Company is party to litigation claims and assessments that arise in the normal course of operations. Management does not believe that the ultimate disposition of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

                                    PART II
                                    -------


Item 4.             Market for the Company's Common Equity and Related
                    ---------------------------------------------------
                    Stockholder Matters.
                    -------------------

                    The Company's Common Stock, no par value, (the "Common Stock") is traded under the symbol "BET" on the American Stock Exchange ("AMEX"). The following table sets forth the high and low sales prices for the Common Stock, for the periods indicated, as reported by the AMEX.

                                                   Low ($)         High ($)
                                                   -------         --------
                     1999 Fiscal Year
                     First Quarter                  1.63            2.75
                     Second Quarter                 1.19            2.00
                     Third Quarter                  1.25            3.50
                     Fourth Quarter                 1.63            3.00

                     2000 Fiscal Year
                     First Quarter                  1.56            2.38
                     Second Quarter                 0.63            1.81
                     Third Quarter                  0.63            1.31
                     Fourth Quarter                 0.81            1.88


                    As of August 31, 2000, there were approximately 796 holders of record of the Company's Common Stock.

                    The Company did not declare any cash dividends on its Common Stock during Fiscal 2000 or Fiscal 1999. The Company's financing agreement with PNC Bank, N.A., imposes certain limitations with respect to payment of cash dividends (See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources").

Item 5.             Management's Discussion and Analysis or Plan of Operation.
                    ----------------------------------------------------------

Recent Developments

                    As of March 31, 2000, the Company no longer manufactured its products at its facilities in Easton, PA. Orders for customers in North and South America are manufactured through arrangements with subcontractors. Orders for Europe and Asia are manufactured either in Germany or Poland where the Company has previously established manufacturing and licensing relationships. For financial reporting purposes, the Company considers its operations to be one segment. The Company plans to sell all or some of its 29 acre site and manufacturing facilities in Easton, PA. However, the Company will continue to direct its sales, marketing, engineering and field services from its Easton, PA location.

                    On July 20, 2000, in conjunction with discontinuing manufacturing of the Company's products in Easton, PA, an agreement was reached with The Bethlehem Employees Association to provide closure to the existing collective bargaining agreement and the Company terminated certain employees. The charge related to this plan of action was not considered material. In accordance with this agreement, the Company agreed to pay the balance of 1999 vacation and 2000 vacation earned and accrued through March 31, 2000 by August 11, 2000. On December 11, 2000, this obligation was paid in full.

                  On November 29, 2000, the Company closed on the sale of all of the issued and outstanding shares of Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary to a private company, Bergen Cove Realty Inc. The purchase price was $3,923,000 which includes the assumption of BAM's existing term debt with Bank of America, N.A. ("BA") which was $2,423,000 at November 29, 2000. In conjunction with the sale, the Company received a fairness opinion from Seidman & Company, Inc. Investment Banking that the transaction was fair to the Company and its Stockholders. The Company expects to recognize a loss on the sale of BAM. In

2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment.

                    The report of the Company's Independent Certified Public Accountants contains an explanatory paragraph on the Company's ability to continue as a going concern. The Company has not complied with certain bank covenants in effect at May 31, 2000. The Company received a temporary extension on its borrowing facilities from PNC on July 31, 2000 to November 30, 2000 and is currently working on additional agreements with PNC. Due to non-compliance with such covenants, such amounts have been classified as current liabilities in the accompanying financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans with respect to this matter are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by extending certain bank financing arrangements, the sale of assets, business units, inventory and real estate. While pursuing the sale of real estate and other assets and working with PNC on additional agreements, the Company must continue to operate on cash flow generated internally. The Company plans to improve its working capital requirements by selling portions of its existing inventory and other business units. In addition, the Company will continue to reduce expenses as the sale of business units take place. Other than the recently completed sale of BAM, the Company has no agreements, understandings or commitments with respect to the sale of business units and there can be no assurance that any such sales will take place. Working capital limitations continue to impinge on day-to-day operations, thus contributing to additional operating losses. The continued support and forbearance of its lenders will be required, although this cannot be assured.

                  While the Company believes the proceeds from the sale of certain assets and an extension on its borrowing facilities will be adequate to fund its on-going obligations, there can be no assurance that the disposition of assets and the Company's other strategies will occur in a timely manner in order to fund its on-going obligations.

                  The Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines due to the non filing of its Form 10-KSB ("10-KSB") for the fiscal year ended May 31, 2000 and Form 10-QSB ("10-QSB") for the quarterly period ended August 31, 2000 with the Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Company Guide. In view of this, the Exchange is unable to determine if the Company satisfies the Exchange numerical guidelines for listing and that its securities are, therefore subject to being delisted from the Exchange. The Company has appealed this determination and a hearing is scheduled for January 23, 2001. There can be no assurance the Company's request for continued listing will be granted.

Company Overview

                    The Company was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. Its proprietary products include the Porcupine Processor(R), the Thermal Disc(R) Processor, the Bethlehem Tower Filter Press, drum dryers and flakers, tubular dryers, and calciners. The Company, through BAM, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace industries. In addition, the Company, through Bethlehem Thermal, provides metallizing coating solutions for a variety of industries using totally automated thermal spray systems.

                    All three of the Company's business units each serve several billion dollar worldwide markets. The Company expects the future size of each of these markets to remain in the billions of dollars.

                    The Company would characterize the markets for each of its business units as follows:

                    (1)             Thermal Process and Filtration Units
                                    ------------------------------------

                                    .     Markets are relatively concentrated in
                                          mature   industries   such  chemicals,
                                          plastics,   foods,    pharmaceuticals,
                                          refineries, waste treatment and mining
                                          and minerals.

                                    .     Technology barrier is medium.

                                    .     Competition is worldwide.

                    (2)             Environmental Systems Unit
                                    --------------------------

                                    .     Markets are concentrated.

                                    .     Technology barrier is medium.

                                    .     Competition is worldwide.

                    The Company's customer concentration has historically been limited to markets such as military, chemical process, power generating or ferrous and nonferrous producers. More recently the Company has sought to broaden its customer base to include customers in such markets as environmental and mining and precious metals.

Results of Operations

Fiscal Year Ended May 31, 2000 ("2000") Compared to Fiscal Year Ended May 31, 1999 ("1999")

                    The Company's total sales were $11,661,000 for 2000, compared to sales of $13,710,000 for 1999, a decrease of $2,049,000 or 15%. Gross profit was $2,045,000 or 18% of sales for 2000 compared to gross profit of $4,539,000 or 33% of sales for 1999. Decreased sales in the Company's Thermal Products Unit was the primary factor for the lower sales. Both sales activity and sales in the Company's core Thermal Products Unit decreased in the fourth quarter of 2000 due to a worldwide decline of the purchasing of capital goods in the chemical industry and other process industries that the Company serves. The decreased gross profit for the year 2000 was due to two main factors. The Company increased its inventory reserve in 2000 by the amount of $845,000. In addition, manufacturing absorption decreased due to lower sales volume, thus increasing cost of goods sold.

                    The Company's two largest customers individually accounted for 15% and 33% of the Company's sales for 2000. The Company's export sales equaled $4,362,000 for 2000 compared to $5,674,000 for 1999. All sales were denominated in US Dollars, therefore, currency fluctuations did not affect the transactions.

                    Operating expenses for 2000 were $5,693,000 or 49% of sales, compared to $3,655,000 or 27% of sales for 2000. The long-lived asset impairment was recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of" ("SFAS 121"). As a result of debt covenant violations, the need to generate working capital and the subsequent sale of BAM, the Company re-evaluated the carrying values of BAM intangible and fixed assets. Based upon the ultimate sales price of BAM (considered to be fair value), management determined there was an impairment and recognized a non cash charge of $1,600,000 in 2000, comprised of write offs of $244,000 and $1,356,000 for intangible and fixed assets, respectively. The increase in administrative expenses was due primarily to increased legal expense and bad debt expense. During the fourth quarter of 2000, a customer cancelled a contract which resulted in bad debt expense of $238,000. In years 2000 and 1999, the Company recognized approximately $116,000 of compensation expense for the issuance of stock options in late 1998 to James L. Leuthe (a Director) and Salvatore J. Zizza (then the Chairman of the Board). The balance of the options' fair values of approximately $119,000 will be expensed in the year ending May 31, 2001. Operating loss equaled $3,648,000 for 2000 or 31% of sales compared to operating income of $884,000 or 7% of sales for 1999.

                    Other expense totaled $563,000 for 2000 compared to $495,000 for 1999. Interest expense was $993,000 in 2000 compared to $693,000 for 1999 due to increased debt levels during the year and interest rates. The Company recognized approximately $325,000 in financing charges for the existing amortization and modification of certain option grants to UPE compared to $100,000 in 1999. The Company recognized a gain of $789,000 in the third quarter of 2000 for the sale of machinery and equipment. In 1999, the Company recognized a gain on the sale of machinery and equipment assets in the amount of $170,000.

                    The Company's provision for income taxes totaled $435,000 for 2000 compared to a benefit of $20,000 for 1999. The 2000 expense was comprised of a valuation allowance established on deferred tax assets of $375,000 and a $60,000 net state tax provision. In the fourth quarter of 2000 management, based on an assessment of its prospective business plan and strategies, results of operations and other various criterion, concluded that realization of such deferred tax assets could not be considered more likely than not. Net loss for 2000 was $4,646,000 compared to net income of $409,000 for 1999.

Liquidity and Capital Resources (Also See Recent Developments - page 7)

                    During 2000, $992,000 of cash was provided by operating activities compared to $1,740,000 of cash used in operating activities in 1999. The Company's accounts receivable decreased $846,000 and costs and estimated profits in excess of billings decreased $1,211,000. The decrease was due to decreased billings and decreased percentage of completion contract projects at May 31, 2000 compared to May 31, 1999.

                    Cash used in investing activities totaled $368,000 and $3,421,000 in 2000 and 1999, respectively. Capital expenditures totaled $1,571,000 in 2000 compared to $3,468,000 in Fiscal 1999. The Company had been building and upgrading the high temperature furnaces needed to support the long term contract secured by Bethlehem Advanced Materials ("BAM"). During the third quarter of 2000, the Company sold certain machinery and equipment for cash of $1,203,000.

                  Cash used in financing activities was $725,000 for 2000 compared to cash flow provided by financing activities of $5,233,000 in 1999. On May 19, 2000, the Company entered into a $600,000 loan agreement with Fundex Capital Corporation ("Fundex") secured by a second mortgage on real estate and personal property. Proceeds from the loan were used to repay the Harrisburg Authority obligation in the amount of $445,000 with the balance used for general corporate purposes. Terms of the Fundex agreement provide for twelve monthly interest payments of $7,000 each commencing and due and payable on July 1, 2000 up to and including June 1, 2001. Thereafter, principal and interest at the rate of 14% per annum shall be paid in one hundred eight constant monthly installments of approximately $10,000 commencing and due and payable on the first day of July, 2001 and on the first day of each month thereafter up to and including June 1, 2010. During 2000, the Company recorded interest expense of $3,000 related to this loan agreement.

                    On May 19, 2000, the Company entered into a $1,500,000 committed line of credit note with Exim Bank ("Exim") through PNC Bank N.A. ("PNC"). The purpose of the facility is to provide working capital for export contracts. Borrowing's under this agreement accrue interest at PNC's prime rate of interest. At May 31, 2000, the rate of interest was 9.5%. During 2000, the Company recorded $1,000 in interest expense. Borrowing's under the facility are secured in defined accounts receivable and inventory. The balance outstanding at May 31, 2000 was $194,000 and at November 30, 2000 was $1,081,000.

                    On  June 3,  1998,  the  Company  entered  into a  financing agreement with PNC Bank, N.A. ("PNC") which provided for a term loan of $800,000 and a revolving credit facility of $3,200,000. During the third quarter of fiscal 2000, the Company prepaid the term loan in the amount of $536,000 from proceeds raised in the sale of the machinery and equipment assets. On July 31, 2000, PNC temporarily extended the line until November 30, 2000. The Company is in default on various covenants with PNC. The Company is presently working with PNC on further agreements. The amount outstanding at May 31, 2000 and November 30, 2000 was approximately $3,193,000. On December 1, 2000, the Company paid PNC $900,000 from the proceeds from the sale of BAM. Interest expense related to this agreement totaled $333,000 in 2000 and $321,000 in 1999. UPE agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. As discussed under Business--Customers; Existence of Short-Term Contracts, UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in October 2000.

                    In September 1998, the Company entered into a $250,000 non revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5,000 not to exceed a term of 60 months. The amount outstanding as of May 31, 2000 and November 30, 2000 was $131,000 and $136,000, respectively.

                    On January 21, 1999, the Company entered into a loan agreement with Bank of America for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility were used to finance the capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring $36,000 principal payments plus interest at a prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. The Company is in violation of certain covenants with Bank of America. Effective November 29, 2000, all outstanding loans to the Bank of America were assumed by the new owners of BAM in accordance with the sale and purchase agreement. As of May 31, 2000 and November 28, 2000 the amounts outstanding under the facility are $2,654,000 and $2,423,000 respectively.

                    Backlog of $16,807,000 ($15,378,000 of this amount related to BAM orders) at November 28, 2000, compares to backlog of $19,804,432 for the same period last year.

Effects of Inflation

                    Management believes that any inflationary increase arising from the Company's raw material costs and certain overhead expenses have generally been reflected in pricing to its customers.

Net Operating Losses and Tax Credits Carry Forward

                    At May 31, 2000 the Company has approximately $6.7 million of unused federal net operating loss carryforwards and $.3 million of federal alternative minimum tax ("AMT") and investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2011. If the investment and research tax credit carryforwards remain unused, they will expire during the years 2001 through 2002.

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

Effects of Recently Issued Accounting Pronouncements

                    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS 133. This standard will be adopted by the Company no later than the first quarter of its year ending May 31, 2002.

                    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101,

Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company is in the process of evaluating the accounting requirements of SAB 101 and does not expect that this standard will have a material effect, if any, on its financial statements.

                    In May 19, 2000, the Financial Accounting Standards Board released Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation", which addresses - in question and answer form - certain practice issues related to APB 25, Accounting for Stock Issued to Employees. The Company is currently in the process of evaluating the accounting requirements of Interpretation 44 and does not expect that this standard will have a material effect, if any, on its financial statements.

Item 6.             Changes In and Disagreements With Accountants on Accounting
                    -----------------------------------------------------------
                    and Financial Disclosure
                    ------------------------

                    None

Item 7.             Financial Statements.
                    --------------------

                    Provided following the signature page.

                                    PART III
                                    --------

Item 8.             Directors,   Executive  Officers,  Promoters  and  Control
                    -----------------------------------------------------------
                    Persons; compliance with Section 16(a) of the Exchange Act.
                    -----------------------------------------------------------

                    The directors are elected at the Annual Meeting of the Stockholders of the Company and each director elected holds office until his successor is elected and qualified. The Board currently consists of seven members. The stockholders vote at the Annual Meeting for the election of directors. There are no family relationships among any directors or executive officers of the Company, except that directors Jan P. Gale and Ronald H. Gale are brothers. The names of the directors, together with certain information regarding them, are as follows:

                                                            Year First Became a
         Name            Age      Principal Occupation            Director
---------------------   -----   ------------------------    --------------------

Alan H. Silverstein      51     Chairman of the Board of           1994
                                Directors since December
                                1999; President and Chief
                                Executive Officer of the
                                Company since December
                                1995; President and Chief
                                Operating Officer of the
                                Company from February
                                1994 to November 1995;
                                from July 1992 to
                                February 1994, President
                                of Universal Industrial
                                Gas, Inc., a rebuilder of
                                industrial gas plants

James L. Leuthe          58     President, Midland Farms,          1976
                                Inc., since August 1998;
                                Chairman of the Board of
                                First Lehigh Corporation,
                                a bank holding company,
                                from 1982 to 1998; from
                                1977 until 1995 held
                                various positions with
                                the Company, including
                                most recently President
                                and Chief Executive
                                Officer

Jan P. Gale              46     Executive Vice President           1991
                                of UPE since 1978, an
                                international supplier of
                                complete process plants
                                and equipment and
                                manufacturer of new
                                equipment in the United
                                States and Europe. UPE
                                filed for bankruptcy
                                under Chapter 11 of the
                                United States Bankruptcy
                                Code in October 2000.

Ronald H. Gale           49     President and Chief Executive      1990
                                Officer of UPE since 1978

Harold Bogatz            62     Vice President and General         1995
                                Counsel of UPE since 1987;
                                Secretary of the Company
                                since 1996

James F. Lomma           54     President, J.F. Lomma              1998
                                Inc. since 1975, a
                                trucking, rigging and
                                export packaging firm
                                located in South Kearney,
                                N.J. Mr. Lomma also
                                serves as the Chairman of
                                the Special Carrier &
                                Rigging Association

B. Ord Houston           87     Secretary of the Company           1976
                                from June 1983 to
                                December 1995, otherwise
                                retired for at least the
                                last five years; held
                                various positions with
                                the Company from 1966
                                until 1984, most recently
                                as Executive Vice
                                President

Antoinette L. Martin     42     Vice President and Chief             -
                                Financial Officer since
                                September 1994,
                                Controller from 1992 to
                                1994, Accounting Manager
                                from 1984 to 1989

Robert P. Allwein        49     Vice President of                    -
                                Technology and
                                Development since 1996,
                                held various positions in
                                sales and technologies
                                since 1980.

Item 9.             Executive Compensation
                    ----------------------

                    The following table summarizes compensation information for the Company's President whose compensation exceeded $100,000 for the Fiscal Year ended May 31, 2000. No other executive officer of the Company has compensation in excess of $100,000 for the Fiscal year ended May 31, 2000. The table presents information with respect to compensation paid or accrued by the Company for services rendered during the Fiscal Years ended May 31, 1998, 1999 and 2000.

                           Summary Compensation Table

                                               Fiscal Year Compensation               Long Term Compensation
                                               ------------------------               ----------------------
Name and Principal
Position                                                                            Stock
                                                                  Other Annual      Option         All Other
                              Year         Salary     Bonus     Compensation (1)    Awards     Compensation (2)
-----------------------      ------       -------    --------   ----------------  -----------  ----------------
Alan H. Silverstein           2000        $165,000   $102,316     $  6,154            --          $ 15,004
   President and Chief        1999         154,789     88,243        6,154         100,000          12,134
   Executive Officer          1998         140,441     83,570        7,295          50,000          11,865



(1) Represents lease and insurance payments by the Company with respect to use of an automobile

(2)               Represents life insurance premiums paid by the Company.

Option Grants in Last Fiscal Year

                  There were no options granted during the Fiscal Year Ended May 31, 2000.

Aggregated Fiscal Year-End Options

                  The following table sets forth certain information regarding unexercised stock options held by the Named Executive Officer as of May 31, 2000. No stock options were exercised by any Named Executive Officer during the 2000 Fiscal Year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                              Number of              Value of Unexercised
                         Unexercised Options         in-the-Money Options
                           at May 31, 2000           at May 31, 2000 ($)(1)
                      -------------------------      ----------------------

                                                         Exercisable/
                                                         ------------
Name                  Exercisable/Unexercisable         Unexercisable
----                  -------------------------         -------------

Alan H. Silverstein           400,000/0                      0/0



(1) On May 31, 2000 the last reported sale price of the Common Stock, as reported by the American Stock Exchange, was $0.8125 per share.

Compensation of Directors

                  Directors are not compensated in general for their services as a director but are entitled to reimbursement of expenses incurred in connection with their attendance at meetings. In the past the Company has granted options to certain directors.

Employment Agreements

                  Alan H. Silverstein, President and Chief Executive Officer, is employed by the Company pursuant to an agreement (the "Employment Agreement") dated February 1, 1994. The Employment Agreement provides for a five year term, with automatic renewal for successive terms of two years, subject to a mutual right, exercisable within 120 days prior to the expiration of any term, not to renew the Employment Agreement. The salary paid to Mr. Silverstein for the first year under the Employment Agreement was $110,000, increasing to $165,000 in the fifth year. The Employment Agreement was renewed for an additional two years on February 1, 1999. The salary paid to Mr. Silverstein under the Employment Agreement is $165,000.

Item 10.            Security Ownership of Certain Beneficial Owners
                    -----------------------------------------------
                    and Management
                    --------------

                    The following table sets forth, as of December 4, 2000, information regarding ownership of the outstanding Common Stock of the Company by (i) all persons who are known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and Named Executive Officer (as such term is hereinafter defined); and (iii) all directors and executive officers of the Company as a group:

                                                                                        Percentage of
Name and Address of Beneficial Owner*            Shares Owned Beneficially (1)         Outstanding Shares
--------------------------------------------     ------------------------------       -------------------

Universal Process Equipment, Inc.                      2,706,600(2)(3)                       62.2%
PO Box 338
Roosevelt, NJ  08555

Ronald H. Gale                                         2,779,100(4)(5)                       63.8%

Jan P. Gale                                            2,777,100(4)(5)                       61.2%

James L. Leuthe                                          339,124(4)(6)                       13.5%

Alan H. Silverstein                                         400,000(7)                       14.4%

Salvatore J. Zizza                                          188,000(8)                        7.3%

B. Ord Houston                                                6,365(4)                        (9)

Harold Bogatz                                               10,000(10)                        (9)

James F. Lomma                                                       -                        (9)

Antoinette L. Martin                                       35,000 (11)                        (9)

Robert P. Allwein                                           15,000(12)                        (9)

All directors and executive officers as a               3,579,921 (13)                        76%
group (9 persons)


* Unless otherwise noted the address of the Beneficial Owner is c/o the Company, 25th & Lennox Streets, Easton, Pennsylvania 18044.

(1) All persons identified as holding options are deemed to be beneficial owners of shares of Common Stock subject to such options by reason of their right to acquire such shares within 60 days after December 4, 2000.

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

(7)                 Consists of 400,000 shares subject to options.

(8)                 Consists of 188,000 shares subject to options.

(9)                 Less than 1.0%.

(10)                Consists of 10,000 shares subject to options.

(11)                Consists of 35,000 shares subject to options.

(12)                Consists of 15,000 shares subject to options.

(13)                Includes 2,750,000 shares subject to options

Item 11.            Certain Relationships and Transactions
                    --------------------------------------

                    Ronald  H.  Gale  and  Jan  P.   Gale  are   Directors   and
Stockholders of the Company and are officers, directors and principal stockholders of UPE, a principal stockholder of the Company. UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in October 2000. UPE and/or Ronald H. Gale and/or Jan P. Gale are also majority stockholders or otherwise affiliated with other companies that engage in transactions with the Company. UPE and related entities have purchased process equipment manufactured by the Company and have utilized the Company's remanufacturing services. The approximate total revenues derived from sales to UPE and related parties was approximately $41,000 for the Fiscal year ended May 31, 2000 ("Fiscal 2000") and $40,000 for the Fiscal year ended May 31, 1999 ("Fiscal 1999").

                    On March 26, 1996, the Board of Directors of the Company, subject to the approval of the Company's stockholders, granted an option to UPE to purchase 350,000 shares of the Common Stock at an exercise price of $1.8125 per share. Such option was issued in consideration for debt guarantees by UPE for various borrowings by the Company. This transaction was approved by the Company's Stockholders at the Annual Meeting of the Stockholders held on April 23, 1998. A financing charge of $43,000 related to these options was recognized in both Fiscal 2000 and Fiscal 1999. The value ascribed to these options was approximately $424,000, and the balance of $42,000 at May 31, 2000 will be amortized over the terms of the outstanding guarantees.

                    On August 21, 1998, the Board of Directors of the Company authorized the issuance to UPE of 175,000 shares of Common Stock at an exercise price of $1.63, which represented the fair market value of the stock at the date of the grant. Such option was issued in consideration for guarantees by UPE of borrowings by the Company from PNC Bank National Association. The fair value ascribed to the options was $172,000. During Fiscal 2000 and 1999, the Company recorded approximately $57,000 in financing charges. The balance of $58,000 will be amortized over the next year.

                    From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. The interest on the advances is prime rate (Chase Bank, New
York) plus 1%. In August 1996, UPE advanced $250,000 to the Company. UPE advanced an additional $250,000 to the Company in October 1996. As of November 30, 2000, $787,000 of these advances remains outstanding.

                    In November 1993, the Company and the Harrisburg Authority settled a lawsuit for $1,300,000 based upon negotiations between the Company, UPE and the Harrisburg Authority. Under the terms of the settlement agreement, UPE agreed to serve as a guarantor and surety for the obligation. In addition, UPE agreed to pay up to $650,000 from the proceeds of the sale of certain of its machinery and equipment inventory and certain equipment co-owned by the Company and UPE. Pursuant to the settlement agreement and for services rendered at that time, the Company granted stock options to UPE. These options provide that at UPE's discretion, the Company will issue additional shares of common stock to UPE in exchange for payments, if any, made by UPE on behalf of the Company to Harrisburg under the settlement agreement instead of reimbursing UPE in cash. UPE may make payments (without prior approval of the Company) on the outstanding amounts due to Harrisburg and thereby be entitled to exercise its options or accept reimbursement for payments it advanced on behalf of the Company. Provided however, for any such payment made by UPE, the Company will not be obligated to issue more than 1,450,000 shares to UPE for such payments. The ratio of exchange shall be as follows: three (3) shares issued for each dollar in payment made by UPE, up to a total of 450,000 shares in exchange for a total of $150,000 in payments, and after such total of 450,000 shares has been reached, two (2) shares issued for each additional $1.50 in payment made by UPE up to a total of 1,000,000 additional shares in exchange for a total of $750,000 in additional payments. On May 19, 2000 the Company paid this obligation in full for cash of $445,000.

                    In November 1999, the Company extended the contractual life of 1,450,000 options that were issued to UPE in 1993 for a debt guarantee. The options expire in May 2001 and no other modifications were made to the original grant. The Company recognized a non cash charge of $225,000 for the effects of the change in the options' fair values arising from the modification.

Item 12.            Exhibits, List and Reports On Form 8-K
                    --------------------------------------
                    (a)
                    Exhibits

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

                    10(u) Agreement dated July 31, 1998 between the Company and The Bethlehem Corporation Employees Association (incorporated by reference to Exhibit 10() to the Form SB-2).

                    10(v) Mortgage agreement dated December 12, 1997 by the Company to Ocwen Federal Bank. (Incorporated by reference to Exhibit 10(v) to the Company's 1998 Form 10-KSB).

                    10(w) Amended and Restated Loan agreement dated January 21, 1999 between the Company and PNC Bank, N.A. (incorporated by reference to Exhibit 10(w) to the Company's 1999 Form 10-KSB).

                    10(x) Second Amended and Restated loan agreement dated July 31, 1999 between the Company and PNC Bank, N.A. (incorporated by reference to Exhibit 10(x) to the Company's 2000 Form 10-KSB).

                    10(y) Amended and Restated Committed Line of Credit Note dated July 31, 1999 between the Company and PNC Bank, N.A. (incorporated by reference to Exhibit 10(y) to the Company's 2000 Form 10-KSB).

                    10(z) Loan agreement dated January 21, 1999 between the Company and Bank of America. (incorporated by reference to Exhibit 10(z) to the Company's 2000 Form 10-KSB).

                    10(aa) Amended loan agreement dated July 31, 1999 between the Company and Bank of America. (incorporated by reference to Exhibit 10(aa) to the Company's 2000 Form 10-KSB).

                    10(bb)    Agreement  dated July 20, 2000 between The Company
                              and   the    Bethlehem    Corporation    Employees
                              Association.

                    10(cc) Loan agreement dated May 19, 2000 between the Company and Fundex Capital Corporation.

                    10(dd) Loan agreement dated May 19, 2000 between the Company and Exim Bank through PNC Bank.

                    10(ee) Purchase agreement dated November 29, 2000 between the Company and Bergen Cove Realty Inc. for Bethlehem Advanced Materials Corporation.

                    27        Financial Data Schedule Year ended May 31, 2000.

                                   SIGNATURES
                                   ----------

                    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE BETHLEHEM CORPORATION

Dated:  December 28, 2000        By: /s/ Alan H. Silverstein
                                    --------------------------------------------
                                      Alan H. Silverstein, Chairman of the Board
                                        and Chief Executive Officer

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

Signatures                                        Title                                         Date
----------                                        -----                                         ----

/s/   Alan H. Silverstein                         Chairman of the Board and                December 28, 2000
------------------------------------------        Chief Executive Officer
Alan H. Silverstein                               (Principal Executive Officer)


/s/ Antoinette L. Martin                          Chief Financial Officer (Principal       December 28, 2000
------------------------------------------        Financial Officer)
Antoinette L. Martin

/s/ Ronald H. Gale                                Director                                 December 28, 2000
------------------------------------------
Ronald H. Gale

 /s/ Jan P. Gale                                  Director                                 December 28, 2000
------------------------------------------
Jan P. Gale

/s/ James L. Leuthe                               Director                                 December 28, 2000
------------------------------------------
James L. Leuthe

/s/ Harold Bogatz                                 Director                                 December 28, 2000
------------------------------------------
Harold Bogatz

/s/ B. Ord Houston                                Director                                 December 28, 2000
------------------------------------------
B. Ord Houston

/s/ James F. Lomma                                Director                                 December 28, 2000
------------------------------------------
James F. Lomma

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
                    -----------------------------------------

                               INCLUDING REPORT OF
                               -------------------

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    ----------------------------------------

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
------------------------------------------

CONTENTS
--------

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants..................   F-3

Consolidated Financial Statements:

    Balance Sheet

      May 31, 2000..................................................   F-4 - F-5

    Statements of Operations

      for the Years Ended May 31, 2000 and 1999 ....................   F-6

    Statements of Stockholders' Equity  (Deficit)
      for the Years Ended May 31, 2000 and 1999 ....................   F-7

    Statements of Cash Flows

      for the Years Ended May 31, 2000 and 1999 ....................   F-8

    Notes to Consolidated Financial Statements......................   F-9


================================================================================
See notes to the consolidated financial statements                           F-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Board of Directors and Stockholders
The Bethlehem Corporation
Easton, Pennsylvania

We have audited the accompanying consolidated balance sheet of The Bethlehem Corporation as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bethlehem Corporation as of May 31, 2000, and the results of its operations and its cash flows for the years ended May 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements for the year ended May 31, 2000, the Company has suffered a significant operating loss and has both a working capital deficiency and a net capital deficiency. In addition, the Company has not complied with certain covenants with bank agreements. The Company and the banks are working on additional agreements. If the banks demand payment on these obligations (totaling $5,847,000 at May 31, 2000), the Company may be unable to pay off such amounts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP
--------------------

BDO Seidman, LLP
Woodbridge, New Jersey

November 3, 2000 (November 29, 2000 As to Note 18)


================================================================================
See notes to the consolidated financial statements                           F-3

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MAY 31, 2000 (amounts in thousands, except share and per share data)
================================================================================


ASSETS

  CURRENT ASSETS:
         Cash                                                            $    12
         Accounts receivable (net of allowance for doubtful                1,495
           accounts of $21)
         Due from - related party                                             77
         Costs and estimated profit in excess of billings                    407
         Inventories                                                       3,490
         Prepaid expenses and other current assets                           119
                                                                         -------

                     Total Current Assets                                  5,600
                                                                         -------


  PROPERTY, PLANT AND EQUIPMENT, at cost less                              5,042
         accumulated depreciation and amortization


OTHER ASSETS:
       Inventories, non current                                            1,952
         Intangible pension and deferred compensation plan assets             85
         Deferred financing costs                                            270
         Other                                                                96
                                                                         -------

                     Total Other Assets                                    2,403
                                                                         -------



                     Total Assets                                        $13,045
                                                                         =======

================================================================================
See notes to the consolidated financial statements                           F-4

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Continued)
MAY 31, 2000 (amounts in thousands, except share and per share data)
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  CURRENT LIABILITIES:

         Accounts payable                                              $  3,939
         Accrued liabilities                                                648
         Billings in excess of costs and estimated profit                   595
         Taxes payable                                                        5
         Current maturities of long-term debt and capital leases          6,153
         Note payable - related party                                       787
                                                                       --------

                     Total Current Liabilities                           12,127
                                                                       --------

  LONG TERM LIABILITIES:
         Long-term debt and capital leases, net of current maturities     2,597
         Deferred compensation and other pension liabilities                515
                                                                       --------

                     Total Long-Term Liabilities                          3,112
                                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
         Preferred stock - authorized, 5,000,000 shares
           without par value, none issued or outstanding                   --
         Common stock - authorized, 20,000,000 shares
           without par value, stated value of $.50 per share;
           2,378,532 shares issued and 2,378,520 shares outstanding       1,189
         Additional paid-in capital                                       6,898
         Accumulated deficit                                            (10,281)
                                                                       --------
                                                                         (2,194)

         Less - treasury stock, at cost, 12 shares                         --

                                                                       --------
                     Total Stockholders' Equity (Deficiency)             (2,194)
                                                                       --------

Total Liabilities and Stockholders' Equity (Deficiency)                $ 13,045
                                                                       ========

================================================================================
See notes to the consolidated financial statements                           F-5

THE BETHLEHEM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION
(amounts in thousands, except per share data)
================================================================================


                                                                           Year Ended May 31,
                                                                         --------------------
                                                                            2000         1999

NET SALES                                                                $ 11,661    $ 13,710

COST OF GOODS SOLD                                                          9,616       9,171
                                                                         --------------------

GROSS PROFIT                                                                2,045       4,539
                                                                         --------------------

OPERATING EXPENSES:
         Selling                                                            1,061       1,250
         General and administrative                                         2,916       2,289
          Long-lived asset impairment                                       1,600        --
          Non-employee stock option expense                                   116         116
                                                                         --------------------
                                                                            5,693       3,655
                                                                         --------------------


                     Operating income (loss)                               (3,648)        884
                                                                         --------------------

OTHER INCOME (EXPENSE):
         Interest expense                                                    (993)       (693)
         Financing charge - issuance and amortization of stock options       (325)       (100)
         Gain on sale of fixed assets                                         789         170
         Other income (expense)                                               (34)        128
                                                                         --------------------
                                                                             (563)       (495)
                                                                         --------------------

                     Income (loss) before income taxes                     (4,211)        389

INCOME TAX (EXPENSE) BENEFIT                                                 (435)         20
                                                                         --------------------

NET INCOME (LOSS)                                                        $ (4,646)   $    409
                                                                         ====================

EARNINGS (LOSS) PER SHARE DATA:
         Basic                                                           $  (1.95)   $    .18
                                                                         ====================

         Diluted                                                         $  (1.95)   $    .12
                                                                         ====================

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING:
         Basic                                                              2,379       2,295
                                                                         ====================

         Diluted                                                            2,379       3,304
                                                                         ====================


================================================================================
See notes to the consolidated financial statements                           F-6

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(amounts in thousands, except share data)
================================================================================


                                                                  Additional
                                            Common Stock           Paid-In      Accumulated       Treasury Shares
                                         Shares       Amount       Capital        Deficit          Share     Amount        Total
                                      -------------------------------------------------------------------------------------------

Balance at May 31, 1998                2,288,532   $    1,144   $    6,123    $   (6,044)           12         --      $    1,223

Issuance of Common Stock
 in Exchange for Inventory                90,000           45          146          --            --           --             191

Value of Stock Option
Grants to Non-Employees                     --           --            288          --            --           --             288

Net Income for the Year
Ended May 31, 1999                          --           --           --             409          --           --             409

                                      -------------------------------------------------------------------------------------------
Balance at May 31, 1999                2,378,532        1,189        6,557        (5,635)           12         --           2,111

Value of Stock Option
Grants  to Non-Employees                    --           --            341          --            --           --             341

Net Loss for the Year                       --           --           --          (4,646)         --           --          (4,646)
  Ended May 31, 2000
                                      -------------------------------------------------------------------------------------------

                                       2,378,532   $    1,189   $    6,898    ($  10,281)           12         --      $   (2,194)
                                      ===========================================================================================

================================================================================
See notes to the consolidated financial statements                           F-7

THE BETHLEHEM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
================================================================================

                                                                       Year Ended May 31,
                                                                       2000         1999
                                                                      -------------------

CASH FLOWS PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
    Net Income (Loss)                                                 $(4,646)   $   409
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
             Depreciation and amortization                                710        567
             Gain on sale of fixed assets                                (789)      (169)
             Inventory provisions                                         845        126
             Deferred tax expense (benefit)                               375        (75)
             Long-lived asset impairment                                1,600       --
             Non cash compensation and interest expense                   441        216
         Changes in operating assets and liabilities:

             Accounts receivable                                          846       (855)
             Due from - related party                                     (77)      --
             Costs and estimated profit in excess of billings           1,211       (785)
             Inventories                                                 (257)      (780)
             Prepaid expenses and other current assets                     (7)       114
             Other assets                                                 (98)      (260)
             Accounts payable                                             423        (25)
             Accounts payable (net) - related party                       (24)      (289)
             Accrued liabilities                                           59         (5)
             Billings in excess of costs and estimated profit             356         79
             Deferred compensation and other pension liabilities           24         (8)
                                                                      -------------------
               Net Cash Provided By (Used In) Operating Activities        992     (1,740)
                                                                      -------------------

  INVESTING ACTIVITIES:
         Purchase and construction of property, plant and equipment    (1,571)    (3,468)
          Proceeds from sales of fixed assets                           1,203         47
                                                                      -------------------

             Net Cash Used In Investing Activities                       (368)    (3,421)
                                                                      -------------------

  FINANCING ACTIVITIES:
         Net proceeds from line of credit                                 370      6,007
         Proceeds from long-term debt                                     600      1,049
         Repayments on long-term debt and capital leases               (1,695)    (1,828)
         Repayment of note payable - related party                       --            5
                                                                      -------------------

             Net Cash (Used In) Provided By Financing Activities         (725)     5,233
                                                                      -------------------

NET (DECREASE) INCREASE IN CASH                                          (101)        72

CASH

  BEGINNING OF PERIOD                                                     113         41
                                                                      -------------------

CASH

  END OF PERIOD                                                       $    12    $   113
                                                                      ===================

================================================================================
See notes to the consolidated financial statements                           F-8

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
--------------------------------------------------------------------------------


Nature of Business:

The Bethlehem Corporation was founded in 1856 as a foundry and machine shop and incorporated in 1888. The Company provides thermal and filtration process solutions, equipment, systems and technology for a variety of industrial applications. The Company, through Bethlehem Advanced Materials Corporation ("BAM"), a wholly-owned subsidiary formed in September 1995, designs and manufactures high-temperature furnaces for sale and for its own use and processes specialty carbon, graphite and ceramic materials for semiconductors and aerospace applications (See Note 18). In addition, Bethlehem Thermal, LLC, a wholly owned subsidiary, formed in March 1999, provides metallized thermal coating using automated thermal spray systems. The Company does not segregate or manage its operations by business segments.

The following is a summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements as of and for the year ended May 31, 2000 ("2000") and for the year ended May 31, 1999 ("1999").

Going Concern:

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered a significant operating loss for the year ended May 31, 2000, which has resulted in both a working capital deficiency and a net capital deficiency at May 31, 2000. In addition, the Company has not complied with certain financial covenants with its two bank agreements. The Company and the banks are working on additional agreements. If the banks demand payment on these obligations (approximately $5,847 at May 31, 2000), the Company may be unable to generate sufficient cash in a timely fashion and pay off such amounts. In addition, the Company has incurred a net loss of $4,646 for the year ended May 31, 2000 and also has a working capital deficiency of $6,527 and has a stockholder deficiency of $2,194 at May 31, 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to resolve these liquidity matters, principally by obtaining alternative or replacement debt financing, proceeds from the sale of BAM (see Note 18) equity capital or proceeds from the sale of assets. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated through operations and the continued support and forbearance of the banks will be required, although this is not assured.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
POLICIES: (Continued)
--------------------------------------------------------------------------------

Revenue Recognition:

Sales and profit on long-term contracts are recognized on the Percentage-of Completion method of accounting. Under this method, sales and profits are recorded throughout the contract term based upon the percentage of costs incurred to date in relation to total estimated costs of the contract.

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

Inventories:

Inventories are stated at the lower of cost (principally first-in/first-out) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. At May 31, 2000, the Company reported an inventory provision of $845, related to materials and goods that were identified as obsolete or slow moving.

Long-Lived Assets:

Long-lived assets, such as property, plant and equipment, and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. There were no such impairments recognized in 1999. In connection with the Company's debt covenant violations, the need to generate working capital and the subsequent sale of BAM, the Company determined that certain long-lived assets were impaired in 2000. As a result, intangible assets and property, plant and equipment with carrying values of $244 and $1,356, respectively, were written off.

Property, Plant and Equipment:

Property, plant and equipment are recorded at cost. The cost of self-constructed assets includes material, direct labor and overhead expenses. Betterments and extraordinary repairs that extend the useful life or functionality of an asset are capitalized; other repairs and maintenance charges are expensed as incurred. On March 31, 2000, the Company sold certain machinery and equipment, and as a result no longer manufactures product at its facility in Easton, Pennsylvania (see Note 5).

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
POLICIES: (Continued)
--------------------------------------------------------------------------------
The useful lives of the principal classes of assets are as follows:

                   Buildings and improvements       10 to 40 years
                   Machinery and equipment           3 to 20 years
                   Equipment under capital leases    3 to  5 years

Intangibles:

The excess of the purchase price of BAM over tangible net assets has been allocated to intangible assets acquired on the basis of ascribed fair values. In 1999 and through May of 2000 the intangible assets were amortized on a straight-line basis over their estimated useful lives as follows:

                   Designs, blue prints and plans           20  Years
                   Technology                               20  Years
                   Customer list                            10  Years
                   Covenants not to compete                  5  Years

Amortization was $32 and $30 for the years ended May 31, 2000 and 1999, respectively.

Deferred Financing Costs:

Direct costs incurred in obtaining financing have been capitalized and are being amortized over the term of the related debt. The amortization of deferred financing costs was $89 and $78 for 2000 and 1999, respectively, and is included in "Interest Expense" in the accompanying Statements of Operation. The Company also amortizes the value ascribed to stock options, issued in connection with debt guarantees provided by a related party, over the terms of the underlying guarantees (see Notes 7, 10 and 12).

Income Taxes:

The Company utilizes the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from net operating losses and tax credit carryforwards.

Valuation   allowances  are  established   against   deferred  tax  assets  when
realization cannot be considered more likely than not.

Earnings (Loss) per Share:

Basic earnings (loss) per share are calculated based on the weighted-average number of common shares outstanding. Diluted earnings per share are calculated based on the weighted-average number of common shares outstanding, plus dilutive potential common shares. Dilutive potential common shares, principally stock options, are computed under the treasury stock method. For 2000 such shares were anti dilutive. The Company has reserved 2,978,000 of common shares for various stock option plans and awards. Issuance of such common shares will dilute basic earnings per share in the future.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonabliness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The more significant estimates used by management in
================================================================================
                                                                            F-11

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
POLICIES: (Continued)
--------------------------------------------------------------------------------

preparing the financial statements include the following: measurement of costs and profitability on long-term contracts; valuation of inventory (current and non-current); impairment losses; useful lives assigned to fixed and tangible assets; accrued liabilities; and valuation allowances established against deferred tax assets and accounts receivable.

Stock-Based Compensation:

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") but applies Accounting Principle Board Opinion No. 25 in accounting and measuring compensation expense related to employee stock option plans. Accordingly, there was no compensation expense related to the issuance of employee stock options for 2000 and 1999 (See Note 10 for pro-forma disclosure required by SFAS 123). With respect to stock option grants to non-employees and grant modifications, the Company recognizes a charge to operations for the ascribed value of such options over the underlying vesting periods or the expected terms of debt guarantees.

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

Effect of Recently Issued Accounting Standard:

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which must be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such does not expect that the adoption of SFAS No. 133, as amended, will have a material effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company is in the process of evaluating the accounting requirements of SAB 101 and subsequently issued guidance, and does not expect that this standard will have a material effect, if any, on its financial statements.

In  May  19,  2000,   the  Financial   Accounting   Standards   Board   released
Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation", which addresses - in question and answer form - certain practice issues related to APB 25, Accounting for Stock Issued to Employees. The Company is currently in the process of evaluating the accounting requirements of Interpretation 44 and does not expect that this standard will have a material effect, if any, on its financial statements.

--------------------------------------------------------------------------------
NOTE 2 - ACCOUNTS RECEIVABLE:
--------------------------------------------------------------------------------

 Accounts receivable are comprised of the following at May 31, 2000:

              Billed (net of allowance for doubtful accounts of $21)    $1,427
              Retention on contracts                                        68
                                                                       -------
                                                                        $1,495

================================================================================
                                                                            F-12
THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 2  -  ACCOUNTS RECEIVABLE: (Continued)
--------------------------------------------------------------------------------

The Company generally invoices customers in accordance with pre-established milestones, the Company's agreement with the respective customer, or when the job or equipment is shipped.

The accounts receivable retention balances are pursuant to the retention provisions in long-term contracts and are due and payable to the Company upon contract completion and/or customer acceptance of merchandise. All of the retentions are expected to be collected within the year ending May 31, 2001.

The Company recognized bad debt expense of $261 and $68 in 2000 and 1999, respectively, and charged off uncollectible accounts receivable of $286 and $171 in 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 3 - LONG TERM CONTRACTS:
--------------------------------------------------------------------------------

At May 31, 2000, costs, estimated profit, and billings on uncompleted long-term contracts accounted for by the percentage of completion method are summarized as follows:

               Costs incurred on long term  contracts            $ 1,056
               Estimated profit                                      168
                                                                 -------
                                                                   1,224

               Less:  billings to date                            (1,412)
                                                                 -------
                                                                 $  (188)
                                                                 =======



               These amounts are included in the accompanying consolidated balance sheet under the following captions:

                     Costs and estimated profit in excess of
                     billings on long-term contracts             $   407
                     Billings in excess of costs and estimated
                     profit on long term contracts                  (595)
                                                                 -------
                                                                 $  (188)
                                                                 =======


--------------------------------------------------------------------------------
NOTE 4  - INVENTORIES:
--------------------------------------------------------------------------------

The components of inventories are comprised of the following at May 31, 2000:

                    Raw materials and components                    $ 497
                    Work in process                                 2,080
                    Finished goods                                  3,866
                    Less: reserve for obsolete inventory            (1,001)
                                                                 ---------
                                                                    5,442

                    Less:  Non-Current Inventory                  (1,952)
                                                                 ---------
                                                                   $3,490
                                                                 =========
================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 4  - INVENTORIES: (Continued)
--------------------------------------------------------------------------------

At May 31, 2000, the Company's inventories consist of new and used processing equipment for resale. The processing equipment is specialized and is sold to a limited customer base. Based upon management's assessment, 36% of net inventory will not be sold within one year and has been classified as a non-current asset. The Company is actively marketing these items and believes no loss will be incurred upon the ultimate sale of this inventory.

The Company recognized provisions for specific raw material and finished goods inventory in the amount of $845 and $126 in 2000 and 1999, respectively. While management believes the Company is carrying inventories at net realizable value, it is reasonably possible that additional losses may be required should the Company be unable to sell the inventories or if market conditions change in the future.

Work in process consists principally of costs (including materials, direct labor and overhead) incurred on equipment in the process of being manufactured for resale or incurred on short-term contracts that are in process and accounted for on the completed contract method.

--------------------------------------------------------------------------------
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (See Note 7):
--------------------------------------------------------------------------------

At May 31, 2000, property, plant and equipment consists of the following:

      Land                                                                $ 448
      Buildings and improvements                                          1,695
      Machinery and equipment                                             4,764
      Equipment under capital leases                                        118
      Construction in progress                                            1,441
                                                                         -------
                                                                          8,466

      Less:  accumulated depreciation and amortization                   (3,424)
                                                                         -------

       Property, plant and equipment, net of accumulated depreciation    $5,042
                                                                         =======


Depreciation and amortization expense on property, plant and equipment was $487 and $348 in 2000 and 1999, respectively, which included $22 and $30 of expense related to equipment subject to capital leases.

Included in "Other Income (Expense)" in the 2000 Statement of Operations are gains from the sale of machinery and equipment assets totaling $789.

The long-lived asset impairment was recorded in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" to be disposed of (SFAS
121). As a result of debt covenant violations, the need to generate working capital and the subsequent sale of BAM, the Company re-evaluated the carrying values of BAM intangible and fixed assets. Based upon the ultimate sales price of BAM (considered to be fair value), management determined there was an impairment and recognized a non cash charge of $1,600 in 2000, comprised of write offs of $244 and $1,356 for intangible and fixed assets, respectively.

================================================================================
                                                                            F-14

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 6  -  ACCRUED LIABILITIES:
--------------------------------------------------------------------------------

At May 31, 2000, accrued liabilities consist of the following:

                Salaries and benefits                             $258
                Current portion of deferred compensation            78
                Purchases                                          189
                Other                                              123
                                                                -------
                                                                  $648
                                                                =======

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
--------------------------------------------------------------------------------


At May 31, 2000, long-term debt and capital lease obligations consists of the following:

        Note payable - Ocwen Federal Bank                      $1,926
        Line of Credit - PNC Bank, N.A.                         3,193
        Note Payable - Exim Bank/PNC Bank N.A.                    194
        Note Payable - PNC Bank, N.A.                             163
        Note Payable - Bank of America                          2,654
        Fundex Capital Corporation                                600
        Capital lease obligations                                  20
                                                             ---------
                                                                8,750

        Less: current maturities                               (6,153)
                                                             ---------
        Total                                                  $2,597
                                                             =========

Universal Process Equipment ("UPE"), a corporation which is a stockholder of the Company, is a party to certain financing transactions that the Company enters into (see Notes 10 and 12).

Note Payable - Ocwen Federal Bank

In December 1997, the Company entered into a $2,000 mortgage loan agreement with Ocwen Federal Bank ("Ocwen"). Proceeds from the loan were used to repay existing indebtedness of approximately $1,481 with the balance used for general corporate purposes. Terms of the loan agreement provide for minimum monthly principal and interest payments of approximately $21 with all unpaid principal and interest due by January 2003 and interest accruing at the rate of 11.25% per annum. The Company is subject to prepayment penalties (ranging from .50% to 3% of the outstanding balance) if the balance is repaid prior to December 2001. The Company has granted Ocwen a first lien and security interest on all land and related improvements owned by the Company at its Pennsylvania facility. During 2000 and 1999, the Company recorded $219 and $222 in interest expense, respectively, related to this loan agreement.

PNC Bank, N.A. - Credit Facility

In June 1998, the Company entered into a financing agreement with PNC Bank, N.A. ("PNC") which provided for a term loan of $800 and a revolving credit facility of $3,200. During the third quarter of fiscal 2000, the Company prepaid the term loan in the amount of $536 from proceeds raised in the sale of the machinery and equipment. The Company is in default on various conventants with PNC. On July 31, 2000, PNC temporarily extended the line to November 30, 2000. As discussed in Note 1, the Company and PNC are currently working on additional agreements. Interest expense related to this agreement totaled $333 in 2000 and $321 in 1999. UPE was required to provide certain guarantees on the Company's behalf. In August 1998, the Company granted UPE 115,000 stock options for providing these guarantees.

================================================================================
                                                                            F-15

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

--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------

PNC Bank, N.A. - Non Revolving and Committed Equipment Line of Credit
In September 1998, the Company entered into a $250 non-revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250. The maximum amount of each advance made under the facility shall be an amount equal to the lesser of the then current unadvanced portion of the facility or an amount equal to ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest at a maximum rate of 9.40% and a minimum rate of 9.15%. The Company recorded $19 in interest expense in 2000 and $16 in 1999. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5 not to exceed a term of 60 months. The balance outstanding at May 31, 2000 is $163.

Bank of America - Note Payable

On January 21, 1999, the Company entered into a loan agreement with Bank of America for a $3,000 line of credit and term loan, secured by a first lien on BAM's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility were used to finance capital expenditures at the BAM facility. The balance outstanding at May 31, 2000 is $2,654. On July 31, 1999, the credit line outstanding of $3,000 was converted to a seven-year term loan requiring $36 monthly principal payments plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria, require the Company and BAM to maintain a specified level of net worth. Effective November 29, 2000, all outstanding loans to the Bank of America were assumed by the new owners of BAM in accordance with the sale and purchase of BAM. During the year ended May 31, 2000 and May 31, 1999, the Company recorded $259 and $48 respectively, in interest expense related to this loan agreement.

Harrisburg Authority - Note Payable

On May 19, 2000, the Company paid off the Harrisburg Authority obligation (a multi-year settlement) for cash of $445.

Note Payable - Fundex

On May 19, 2000, the Company entered into a $600 loan agreement with Fundex Capital Corporation ("Fundex") secured by a second lien on the Company's real estate. Proceeds from the loan were used to repay the Harrisburg Authority in the amount of $445 and the balance was used for general corporate purposes. Terms of the agreement provide for twelve monthly interest payments of $7 each commencing and due and payable on July 1, 2000 up to and including June 1, 2001. Thereafter principal and interest at the rate of 14% per annum shall be paid in one hundred eight constant monthly installments of approximately $10 commencing and due and payable on the first day of July, 2001 and on the first day of each month thereafter up to and including June 1, 2010. The Company is subject to no prepayment penalties if the note is paid at any time during the first twelve months, the sum of 3% of the amount being repaid, (if repaid during the thirteenth to sixtieth month) and no prepayment penalty from then on. During 2000, the Company recorded interest expense of $3 related to this loan agreement.

Exim Bank - Committed Line of Credit Note

On May 19, 2000, the Company entered into a $1,500 committed line of credit note with Exim Bank ("Exim") through PNC Bank N.A. ("PNC"). The purpose of the facility is to provide working capital for export contracts. Borrowing's under this agreement accrue interest at PNC's prime rate of interest. At May 31, 2000, the rate of interest was 9.5%. During 2000, the Company recorded $1 in interest expense. Borrowings under the facility are secured by accounts receivable and inventory. The balance outstanding at May 31, 2000 is $194.

================================================================================
                                                                            F-16

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================
--------------------------------------------------------------------------------
NOTE 7  - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (Continued)
--------------------------------------------------------------------------------


Debt Maturities:

Long-term debt maturities for the next five fiscal years and thereafter (reflecting the effects of various covenant defaults) are as follows:

                  Year Ending May 31,
                -------------------------
                         2001                  $ 6,153
                         2002                      145
                         2003                    1,924
                         2004                       47
                         2005                       54
                  2006 and thereafter              427
                                         --------------
                                                $8,750
                                         ==============
Capital Lease Obligations:

Certain leased equipment has been capitalized for financial statement purposes. The following summarizes, by year, future minimum lease payments and the present value of the minimum lease payments as of May 31, 2000:

                          Year Ending May 31,

                                     2001                   $ 14
                                     2002                      4
                                     2003                      4
                     Minimum lease payments                   22
                     Less:  imputed interest                  (2)
                                                       ---------------
                     Present value of minimum
                       lease payments                         20
                     Less: current portion                   (14)
                                                       ---------------
                     Long term portion                      $  6
                                                       ===============

--------------------------------------------------------------------------------
NOTE 8  -  INCOME TAXES:
--------------------------------------------------------------------------------

The components of the benefit (provision) for income taxes are as follows:

                                                       2000      1999
          -------------------------------------------------------------
          Current:
            Federal                                     $  -   $ (153)
            State                                       (60)      (55)
            Recognition of net operating losses            -       153
          -------------------------------------------------------------
                                                        (60)      (55)
          -------------------------------------------------------------
          Deferred:
            Federal                                    (319)        64
            State                                       (56)        11
          -------------------------------------------------------------
                                                       (375)        75
          -------------------------------------------------------------
           Income tax benefit (provision)             $(435)      $ 20
          =============================================================

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

                                                        2000        1999
                                                        ----        ----

                  U.S. Federal income tax             $ 1,432    $  (132)
                    provision at statutory rates
                  State income taxes, net of
                    Federal benefit                       (77)       (29)
                  Utilization of net operating loss
                    carryforwards                        --          153
                  Change in  valuation allowance       (1,740)        75
                  Other, net                              (50)       (47)
                                                      ------------------

                  Income tax (benefit) provision      $  (435)   $    20
                                                      ==================

At May 31, 2000, the components of the Company's deferred tax assets and liability are as follows:

        Deferred Tax Assets:
          Receivables                                              $     9
          Inventory                                                    454
          Net operating loss carryforwards                           1,796
          AMT and tax credits                                          119
          Deferred compensation and retirement benefit                 237
          Stock  option compensation                                   355
          Property, plant and equipment                                282
          Long-lived asset impairment                                  640
          Other                                                         20
                                                                   -------
             Gross Deferred Tax Assets                               3,912
          Valuation allowance                                       (3,912)
                                                                   -------
          Net Deferred Tax  Assets                                 $  --
                                                                   =======

Based on the assessment of all available evidence, including 2000 operating results, uncertainties on its financing arrangements with banks, and the status of the Company's business and the Company's potential inability to generate taxable income in future periods, management has established a valuation allowance on the total deferred tax assets. Reductions in the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in the future is considered more likely than not.

At May 31, 2000, the Company has approximately $6.7 million of unused federal net operating loss carryforwards and $.3 million of federal alternative minimum tax ("AMT") and investment and research tax credit carryforwards. If the net operating loss carryforwards remain unused, they will expire during the years 2004 through 2011. If the investment and research tax credit carryforwards remain unused, they will expire during the years 2001 through 2002.

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

Deferred Compensation Plan:

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

Pension Plans

The Company maintains two noncontributory defined benefit retirement plans (collectively, "Pension Plans") covering substantially all hourly employees subject to a collective bargaining agreement. The plans require benefits to be paid to eligible employees at retirement based primarily on years of service and a fixed compensation formula. For the plan year beginning January 1, 1995, the plan was amended to no longer require the Company to accrue future service benefits. The remaining transition obligations are being amortized over a six year term for one plan and a twelve year term for the other plan. The Company funds the plans, at a minimum, based upon the statutory amounts required under ERISA.

Other Postretirement Plans

The Company provides certain employees with postretirement health care and life insurance benefits. Postretirement health care and life insurance benefits are provided to salaried employees who retired prior to August 1, 1992. The Company provides postretirement health care benefits upon retirement to eligible hourly employees in accordance with the Company's collective bargaining agreement to July 31, 2001. Postretirement life insurance benefits are also available to eligible hourly employees. Employees are eligible for postretirement benefits upon reaching certain ages or completing certain years of service. The Company does not fund its future obligations for postretirement benefits in advance.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans described above:

Change in benefit obligations

                                                  Pension               Other
                                                   Plans      RISP     Benefits
                                                   -----      ----     --------

Benefit obligation at May 31, 1999                $(3,279)   $  (337)   $(1,170)
Service Cost                                         --         --           (6)
Interest Cost                                        (255)       (24)       (86)
Plan participants' contributions                     --           10         90
Actuarial Gain                                       --         --         --
Benefits paid                                         276         78       --
                                                  -----------------------------
Benefit obligation at May 31, 2000                $(3,258)   $  (273)   $(1,172)
                                                  =============================
Change in plan assets

Fair value of plan assets at May 31, 1999         $ 3,426    $     6    $  --
Actual return on plan assets                          489          1       --
Contributions                                          78       --
Benefits paid                                        (276)       (78)      --
                                                  -----------------------------
Fair value of plan assets at May 31, 2000         $ 3,639    $     7    $  --
                                                  =============================
Plan assets are stated at fair value and are comprised primarily of common stock and corporate bonds

Funded Status

Unrecognized actuarial (gain) loss                $   743    $  (111)   $  --
Unrecognized prior service cost                        (3)       (57)      (307)
                                                  -----------------------------
Net amount recognized                             $   740    $  (168)   $  (307)
                                                  =============================

Amounts recognized in the May 31, 2000
consolidated balance sheet consist of:

Accrued benefit liability                         $  (177)   $  (266)   $  (150)
Intangible asset                                     --           85       --
                                                  -----------------------------
Net amount recognized at May 31, 2000             $  (177)   $  (181)   $  (150)
                                                  =============================

At May 31, 2000, plans with accumulated benefits in excess of plan assets have accumulated benefit obligations and projected benefit obligations of $2,624 and plan assets of $2,358.

================================================================================

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND
POSTRETIREMENT PLANS:  (Continued)
--------------------------------------------------------------------------------

Weighted-average assumptions as of May 31, 2000

                                         Pension                     Other
                                          Plans        RISP         Benefits
                                          -----        ----         --------

Discount Rate                             8.5%          8%             8%
Expected return on plan assets            8.5%          8%             N/A

For measurement purposes, a 13.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6% for 2009 and remain at that level thereafter.

                                              For the year ended May 31, 2000
                                              -------------------------------
                                            Pension                     Other
                                             Plans        RISP         Benefits
                                             -----        ----         --------

Service cost                                  $--         $--         $   6
Interest cost                                   255          24          86
Expected return on plan assets                 (262)         (1)       --
Amortization of prior service costs               5         (10)        (26)
Recognized net actuarial loss                    13          26          64
Expected contributions from retirees           --          --          --
                                              -----       -----       -----

   Net periodic benefit cost                  $  11       $  39       $ 130
                                              =====       =====       =====


                                              For the year ended May 31, 1999
                                              -------------------------------
                                            Pension                     Other
                                             Plans        RISP         Benefits
                                             -----        ----         --------

Service cost                                  $--         $--         $   6
Interest cost                                   208          33          83
Expected return on plan assets                 (245)         (1)       --
Amortization of prior service costs               7         (10)        (26)
Recognized net actuarial loss                   (18)         32          59
Net amortization and deferral
Expected contributions from retirees           --          --           (87)
                                              -----       -----       -----

  Net periodic (benefit) cost                 $ (48)      $  54       $  35
                                              =====       =====       =====


================================================================================
                                                                            F-21

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 9 -  DEFERRED COMPENSATION, PENSION AND
POSTRETIREMENT PLANS:  (Continued)
--------------------------------------------------------------------------------

401(k) Plan:

During 1995, the Company adopted a 401(k) plan for all eligible employees. Employees can contribute at their discretion up to 15% of compensation. The Company matches 25% of the employee's contribution to a maximum contribution of 6% of an employee's contribution. At May 31, 2000, the Company's liability to the plan approximated $30. The Company's expense related to the plan was $29 and $21 for 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

STOCK OPTIONS

Plan 1:

On June 2, 1989, the Board of Directors of the Company adopted The Bethlehem Corporation "1989 Equity Incentive Plan" which was approved by the stockholders on May 11, 1990. The plan provides that the Board of Directors may grant incentive or nonqualified common stock options to officers, directors, consultants and employees of the Company for the purchase of up to 150,000 shares of the Company's common stock. Incentive stock options may be granted only to employees pursuant to the plan and Board established performance criteria. Options expire one month after employees terminate employment but in no case later than ten years after the date of grant. In 1990, the Company's Board of Directors granted 25,000 options to officers and key employees with an exercise price of $2.50 per share. There were no options granted under this plan in 2000 and 1999. The plan expired in 2000.

Plan 2:

During 1991, the Equity Incentive Plan ("EIP") for Directors was approved and provides that each of the Company's directors receive nonqualified stock options to purchase 10,000 shares of common stock of the Company. The Company's common shares subject to options under the EIP may not exceed 130,000 shares in the aggregate and 10,000 shares for any one director. The Plan provided the following: (i) each director of the Company on March 21, 1991 receive common stock options for 10,000 shares, and (ii) each director elected after March 21, 1991 be granted common stock options for 10,000 shares under the EIP. The exercise price of each option granted under the EIP shall be the greater of $3.15 per share or 100% of the fair market value of a share of the Company's common stock on the date the option is granted. The EIP is not limited in duration. There were no options granted under this plan in 2000 and 1999.

Plan 3:

During 1995, the stockholders approved the 1994 Stock Option Plan ("1994 Plan"). The 1994 Plan provides for the granting of non-qualified and incentive stock options and stock appreciation rights equal to the greater of 400,000 shares or 8% of common stock issued and outstanding, to certain officers, non-employee directors and key employees of the Company and its subsidiaries. The Board of Directors may at its discretion determine the key employees eligible to participate in the 1994 Plan. The Board has granted options to nine employees. The maximum number of shares that may be granted to one person pursuant to the 1994 Plan is 250,000 shares. There were no options granted under this plan in 2000 and 1999.

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



================================================================================
                                                                            F-22

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------


Plan 4:

During 1997, the stockholders approved the 1997 Stock Option Plan ("1997 Plan"). The 1997 Plan provides for the granting of non-qualified and incentive stock options. The 1997 plan currently authorizes the issuance of a maximum of 200,000 shares of common stock. The maximum number of shares that may be subject to options granted under the 1997 Plan to any calendar year may not exceed 50,000. Options totaling -0- and 117,500 shares have been issued under this plan in fiscal 2000 and 1999, respectively.

Other Options:

In April 1998, the Company's stockholders approved the issuance of an additional 653,000 stock options outside of any existing plan to the Company's Chairman, a Director of the Company and UPE. The options were granted with an exercise price of $1.825 per share (the fair market value at the date the grants were approved by the Board of Directors). Since the recipients of the options are considered non-employees, the Company recognizes a cost for the related services. With respect to the options granted to the Company's Chairman and Director, the values ascribed to these options ($367) will be recognized as services are rendered over the three year vesting period. The charge for 2000 and 1999 totaled $116 each year. With respect to the values ascribed to the options granted to UPE ($424), the Company has and will recognize a charge over the expected terms of the various guarantees provided by UPE. The financing charges totaled $268 for 2000 and $43 for 1999.

In connection with the PNC credit facility and UPE's guarantee of such indebtedness, the Company's Board of Directors approved the issuance of an additional 175,000 stock options at an exercise price of $1.63 which represented the fair market value of the stock at the date of the grant in August of 1998. The value ascribed to such options ($172) will be amortized over the estimated three-year term of the guarantee. The financing charges totaled $57 both in 2000 and 1999.

The Company estimated the fair values of such stock options granted in 1999, using the Black - Scholes option price model with the following assumptions at the initial grant date, no dividend yield; expected volatility of 46.5% (1999) risk free interest rates of 5.4% (1999) and expected lives of ten years. Such fair values also encompassed the excess of the fair market values of the stock, as adjusted for liquidity and dilution factors, less the exercise price of the options issued to the Company's Chairman, Director and UPE in April 1998. The options vest over a three year period. There were no stock options granted in 2000.

In November 1999, the Company extended the contractual life of 1,450,000 options that were issued to UPE in 1993 for a debt guarantee. The options expire in May 2001 and no other modifications were made to the original grant. The Company recognized a non cash charge of $225 (over the remaining term of the debt) for the effects of the change in the options' fair values arising from the modification.

Disclosure On Options:

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its options issued to employees. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation is recognized. The Company did not issue any options to employees in fiscal 2000.

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

================================================================================
                                                                            F-23

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

Under the accounting provisions of SFAS 123, the Company's net income, primary earnings per share and fully diluted earnings per share per Fiscal 1999 would have been reduced


                                                          2000       1999

                                                        --------  ----------
            Net Income (loss):
               As reported                              $(4,646)     $409
               Pro-forma                                $(4,724)     $331

            Basic earnings (loss) per share:
               As reported                              $ (1.95)    $ .18
               Pro-forma                                $ (1.99)    $ .14

            Diluted earnings (loss) per share:
               As reported                              $ (1.95)    $ .12
               Pro-forma                                $ (1.99)    $ .10

The pro forma effect on net income and earnings per share for 1999 may not be representative of the pro forma effect in future years because it includes compensation cost on a straight-line basis over the vesting periods of the grants and does not take into consideration the pro forma compensation costs for grants made prior to 1996.

A summary of the status of the Company's outstanding options and warrants as of May 31, 2000 and 1999 and changes during the years then ended is presented below:

                                         May 31, 2000                    May 31, 1999
                                 -------------------------------------------------------------

                                                   Weighted                       Weighted
                                                    Average                        Average
                                      Shares    Exercise Price       Shares    Exercise Price
                                 -------------------------------------------------------------

Outstanding-beginning of year       2,978,000       $1.20         2,685,500       $1.12

Granted                                  --                         292,500        1.68
Exercised                                --                             --          --
Forfeited                            (112,500)       1.21               --          --
                                  --------------                 -------------

Outstanding-end of year             2,865,500                     2,978,000
                                  ==============                 =============

Options exercisable -year-end       2,863,833                     1,286,076
                                  ==============                 =============

Weighted-average fair value of
options granted during the year   $      --                           $1.08
                                  ==============                 =============

Options issued to employees in 1999 expire in 2006 and 2007, respectively, and are exercisable immediately. At May 31, 2000, the Company has 52,500 shares of common stock available for grant under various option plans.


================================================================================
                                                                            F-24

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 10  -  STOCKHOLDERS' EQUITY: (Continued)
--------------------------------------------------------------------------------

The following table summarizes information about stock options and warrants outstanding at May 31, 2000:

                      OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE

---------------------------------------------------------------------------------    -----------------------------------------------
Range of                                   Weighted-Average        Weighted-                                      Weighted-
Exercise            Number Outstanding     Remaining Contractual   Average           Number Exercisable at        Average
Prices              at May 31, 2000        Life                    Exercise Price    May 31, 2000                 Exercise Price
---------------------------------------------------------------------------------    -----------------------------------------------

$0.33 to 0.94              1,700,000          .5                       $.67                  1,700,000              $.67
$1.78                        100,000          8.5                      $1.78                   100,000              $1.78
$1.63                        187,500          8.2                      $1.63                   187,500              $1.63
$1.81                        653,000          8                        $1.81                   653,000              $1.81
$1.87 to 2.88                205,000          4                        $1.99                   203,333              $1.99
$2.50                         20,000          3                        $2.50                    20,000              $2.50
                    -------------------                                               -----------------------
$0.33 to 2.88              2,865,500                                                         2,863,833
                    ===================                                               =======================

Warrants:

In July 1995, the Company granted warrants to a financial institution to purchase 50,000 shares of the Company's common stock at $1.87 per share, the fair market value of the stock on the date the warrants were granted. The warrants expired in August of 2000.

--------------------------------------------------------------------------------
NOTE 11  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

Legal Matters

The Company is party to litigation claims and assessments that arise in the normal course of operations. Management does not believe that the ultimate disposition of such matters will have a material adverse effect on the Company's financial position, results of operations or liquidity.

Operating Lease Commitments

The Company leases a manufacturing facility in Knoxville, Tennessee, which is accounted for as an operating lease. The lease is due to expire on September 30, 2003 with one consecutive three year renewal options. In addition to the base annual rent, the Company is responsible for the payment of property taxes and other operating expenses. BAM also leases 1,530 square feet of office space. The lease is for one year and has a monthly base rate of $2. This lease has the option to renew for an additional period of one year at $2 per month. The Company also leases certain equipment and automobiles. Rent expense under all operating lease arrangements was approximately $168 in 2000 and $130 in 1999, respectively. At May 31, 2000, the future minimum lease payments on these operating leases are as follows:

                          Year Ended May 31,

                          --------------------

                                 2001                           $183
                                 2002                            159
                                 2003                            143
                                              -----------------------
                                                                $485

                                              =======================

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

On September 9, 1992, the Company and UPE entered into an agreement for the foreign production of the Company's dryer equipment. This agreement provides for payment to the Company of fees for design drawings and a license fee for sales of equipment manufactured in Eastern Europe. The Company earned no royalties in 2000 and 1999.

The related party accounts receivable and accounts payable are derived from the normal course of business activities and are included in the accompanying balance sheet as follows:


                                                                       May 31, 2000
                                                        ---------------------------------------
                                                           Accounts
                                                          Receivable        Accounts Payable
                                                        (Related Parties)   (Related Parties)
                                                        ---------------------------------------
     UPE (Owned by  Ronald & Jan                               $250                $237
            Gale through Universal Baling &
            Processing, Inc. UPE's parent)
     Universal Industrial Gases, Inc.                             4                   3
            (U.I.G.) (100% owned by UPE)
     Universal Industrial  Refrigeration, Inc.                   11                 119
            (U.I.R.) (80% owned by UPE)
     Universal Glastell Equipment                                46                   -
             (U.G.E.) (50% owned by Gale Glass)
     R. Simon Dryers, Ltd. (Directors are                       133                   -
             Ronald & Jan Gale)
     Ayton Equipment                                              -                   8
                                                        ---------------------------------------
                                                               $444                $367
                                                        =======================================


Since the right of offset exists between the Company, UPE and related parties, a net amount receivable to related parties is presented in the accompanying May 31, 2000 balance sheet.

Related party sales were as follows:

                                                Year Ended May 31,

                                        2000         1999
                                    --------------------------
                   UPE                   $41         $12
                   U.I.G.                  -          28
                                    --------------------------
                                         $41         $40
                                    ==========================

Rental income from related parties totaled $55 in both 2000 and 1999.

The Company purchases equipment and services from UPE and its affiliates. These purchases total approximately 2% and 11% of the total cost of goods sold for 2000 and 1999, respectively.

================================================================================
                                                                            F-26

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

As discussed in Note 10, in March 1996 and August 1998, the Board of Directors approved the issuance of an aggregate 525,000 stock options to UPE in exchange for consideration for guarantees provided on the Company's various debt obligations. The ascribed fair values to these options approximated $596. Such costs were allocated to current and future periods based on existing and prior guarantees. Of this amount, $100 was expensed as a financing charge in both the 2000 and 1999 statements of income, and $100 remains capitalized at May 31, 2000.

As discussed in Note 10, the Company recognized a non-cash charge of $225 in 2000 for the effects of the changes in fair value related to the modification of an option grant.

From time to time in the ordinary course of business, UPE advances funds to the Company to enable the Company to meet certain temporary cash requirements. The interest on the advances is prime rate (Chase Bank, New York) plus 1%. In August 1996, UPE advanced $250,000 to the Company. UPE advanced an additional $250,000 to the Company in October 1996. As of May 31, 2000, $787,000 of these advances remains outstanding.

UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in October 2000.

--------------------------------------------------------------------------------
NOTE 13  -  CONCENTRATION OF CREDIT RISKS:
--------------------------------------------------------------------------------

Trade accounts receivable:
The Company designs, manufactures, sells and services a product line of capital equipment used to process materials to a variety of domestic and international customers. The Company's accounts receivable (excluding related parties) include a concentration of two customer balances which represent 18% and 35% of the accounts receivable balance at May 31, 2000 Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.


================================================================================
                                                                            F-27

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)
================================================================================

--------------------------------------------------------------------------------
NOTE 14  -  MAJOR CUSTOMERS AND EXPORT SALES:
--------------------------------------------------------------------------------

In 2000,  two customers  individually  represented  15% and 33% of  consolidated
sales.  In  1999,  two  customers  individually   represented  12%  and  20%  of
consolidated sales.

For 2000 and 1999, export sales were as follows:

                                                Year Ended May 31,

                 Customer                    2000               1999
                -----------------------------------------------------
                 Australia                   $536              $ 142
                 Belgium                        4              1,681
                 Brazil                       229                388
                 Canada                        54                 37
                 Hong Kong                    119                420
                 Korea                        590                687
                 Mexico                       105                711
                 Netherlands                   32                 27
                 Scotland                       -                 63
                 Singapore                  1,548              1,110
                 South Africa                  44                 63
                 Spain                          -                264
                 Turkey                       407                  -
                 United Kingdom               687                 46
                 All Others                     7                 35
                                     --------------------------------
                                           $4,362             $5,674
                                     ================================

--------------------------------------------------------------------------------
NOTE 15  -  SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES:
--------------------------------------------------------------------------------

                                             Year Ended May 31,

                                             2000        1999
            Cash paid for interest          $ 952       $ 662
                                         =====================
            Cash paid for income taxes      $  71       $  51
                                         =====================

Noncash investing and financing activities:

During 2000, the Company transferred property, plant and equipment with a carrying value of $190 to inventory.

In 1999, the Company acquired $24 of fixed assets subject to capital lease obligations.

During 1999, the Company settled a retirement obligation through the issuance of 90,000 shares of common stock.

================================================================================
                                                                            F-28

THE BETHLEHEM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
================================================================================
--------------------------------------------------------------------------------
NOTE 16 - EARNINGS PER SHARE:
--------------------------------------------------------------------------------

Basic and Diluted earnings per share for 2000 and 1999 have been computed as follows:

                                                                           2000
                                                    Net Loss              Shares          Per Share
                                                  (Numerator)         (Denominator)        Amount
           -------------------------------------------------------------------------------------------
             Basic Loss Per Share                    $(4,646)              2,379          $(1.95)
             Effect of dilutive securities
               Warrants and options                         -                  -                -
             Diluted Loss Per Share                  $(4,646)              2,379          $(1.95)


                                                                           1999
                                                   Net Income             Shares          Per Share
                                                  (Numerator)         (Denominator)        Amount
           -------------------------------------------------------------------------------------------
             Basic Earnings Per Share                  $ 409               2,295            $ .18
             Effect of dilutive securities
               Warrants and options                        -               1,009                -
             Diluted Earnings Per Share                $ 409               3,304            $ .12


Options and warrants to purchase approximately 2,900,000 shares of common stock were outstanding during the year ended May 31, 2000 but were not included in the computation of diluted loss per share because their effect would be anti dilutive.

Options to purchase 122,500 shares of common stock, (exercisable at between $2.00 and $3.15 per share) in 1999, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock underlying the options.

--------------------------------------------------------------------------------
NOTE 17 -  FOURTH QUARTER ADJUSTMENTS:
--------------------------------------------------------------------------------

During the fourth quarter of 2000, the Company recorded adjustments of: (a) $225 related to a modification of an existing option grant (see Note 10); (b) as a result of a completed sales and business plan forecast, an inventory provision of $763 related to obsolete and slow moving inventory; (c) bad debt expense of $238; (d) a reduction in gross profit of $255 for a customer cancellation of a project and (e) a tax expense of $375 related to a valuation allowance established against deferred tax assets and (f) a long-lived asset impairment charge of $1,600 related to the sale of BAM.

--------------------------------------------------------------------------------
NOTE 18 -  SUBSEQUENT EVENT:
--------------------------------------------------------------------------------

On November 29, 2000, the Company closed on the sale of BAM. The Company was sold to a private company, Bergen Cove Realty Inc. Under the terms of the agreement, the Company sold the issued and outstanding shares of the common stock of BAM. The selling price was $3,923,000 which included the assumption of BAM's existing term debt on November 29, 2000 of $2,423,000. BAM's total sales for fiscal 2000 were $3,891,000 with a net operating loss of $1,263,000.


================================================================================
                                                                            F-29