Form 10QSB
period 2000-08-31
BETHLEHEM CORP
filed 2001-01-16
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000
                         (First Quarter of Fiscal 2001)

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

                   YES                                  NO X
                       ---                                 --
                                        *

Number of shares outstanding of the issuer's classes of common stock as of August 31, 2000: 2,378,520.

Number of pages in this report:  13

                                      INDEX

PART I.   Financial Information:                                        Page No.
          Consolidated Balance Sheet as of August 31, 2000 (unaudited)
          and May 31, 2000.................................................3

          Consolidated Statements of Operations for the three months ended August 31, 2000 and August 31, 1999 (unaudited)........... 5

          Consolidated Condensed Statements of Cash Flows for the three
          months ended August 31, 2000 and August 31, 1999 (unaudited).    6

          Notes to Financial Statements....................................7

          Management's Discussion and Analysis or Plan of Operation....    8


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------

ASSETS

                                                August 31, 2000    May 31, 2000
                                                 (unaudited)
CURRENT ASSETS:

  Cash                                             $   51          $   12
  Accounts receivable (net of allowance
    for doubtful accounts of  $21 and  $21)         2,613           1,495
  Due from - related party                             37              77
  Costs and estimated profit in excess of billings    597             407
  Inventories                                       3,337           3,490
  Prepaid expenses and other current assets           146             119
                                                  -------         -------
      Total Current Assets                          6,781           5,600
                                                  -------         -------

PROPERTY, PLANT AND EQUIPMENT, at cost less
    accumulated depreciation and amortization       5,000           5,042

OTHER ASSETS:
    Inventories, non current                        1,952           1,952
    Intangible pension and deferred compensation
      plan assets                                      85              85
    Deferred financing costs                          229             270
    Other                                              31              96
                                                  -------         -------
        Total Other Assets                          2,297           2,403
                                                  -------         -------

        Total Assets                              $14,078         $13,045
                                                  =======         =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                 August 31, 2000    May 31, 2000
                                                                   (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $ 3,702        $  3,939
  Accrued liabilities                                                    318             648
  Billings in excess of costs and estimated profit                     1,973             595
  Taxes Payable                                                            5               5
  Current maturities of long-term debt and capital leases              6,791           6,153
  Note Payable - related party                                           787             787
                                                                     -------        --------
       Total Current Liabilities                                      13,576          12,127
                                                                     -------        --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities         2,569           2,597
  Deferred compensation and other pension liabilities                    494             515
                                                                     -------        --------
      Total Long-Term Liabilities                                      3,063           3,112
                                                                     -------        --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock - authorized, 5,000,000 shares                           -               -
   Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares
   Without par value;  stated value of $.50 per share;
    2,378,532 shares issued; 2,378,520 shares outstanding              1,189           1,189
  Additional paid-in capital                                           6,927           6,898
  Accumulated deficit                                                (10,677)        (10,281)
                                                                     -------        --------
                                                                      (2,561)         (2,194)
  Less treasury stock, at cost, 12 shares                                  -               -

                                                                     -------        --------
       Total Stockholders' Equity  (Deficiency)                       (2,561)         (2,194)
                                                                     -------        --------

       Total Liabilities and Stockholders' Equity (Deficiency)       $14,078        $ 13,045
                                                                     =======        ========

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
             Three months ended August 31, 2000 and August 31, 1999
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                           2000           1999

NET SALES                                                 $2,271        $3,325

COST OF GOODS SOLD                                         1,716         2,442
                                                          --------------------

GROSS PROFIT                                                 555           883
                                                          --------------------

OPERATING EXPENSES:
    Selling                                                  243           254
    General and Administrative                               473           660
    Non-Employee Stock Option Expense                         29            44
                                                         ---------------------
                                                             745           958
                                                         ---------------------

        Operating loss                                      (190)          (75)
                                                         ----------------------

OTHER INCOME (EXPENSE):
    Interest expense                                        (219)         (185)
    Financing charge - amortization of stock options         (26)          (28)
    Other income                                              39           (20)
                                                        -----------------------
                                                            (206)         (233)
                                                        -----------------------

     Loss before income taxes                               (396)         (308)

INCOME TAX BENEFIT                                           -0-           -0-
                                                        ----------------------

NET LOSS                                                  $(396)         $(308)
                                                        =======================

LOSS PER SHARE DATA:

    Basic                                                 $(.17)         $(.13)
                                                       ========================

    Diluted                                               $(.17)         $(.13)
                                                       ========================

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  EQUIVALENT SHARES OUTSTANDING:

    Basic                                                 2,379          2,379
                                                      ========================

    Diluted                                               2,379          2,379
                                                      ========================

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             Three Months ended August 31, 2000 and August 31, 1999
                                 (in thousands)
                                   (unaudited)

--------------------------------------------------------------------------------


                                                             2000         1999
                                                             ----         ----

Cash flow provided by (used in) operating activities         $(531)     $  82


Cash flow used in investing activities:                       (110)      (249)


Cash flow provided by financing activities:                    680        267
                                                            ------     ------

NET INCREASE IN CASH                                            39        100

CASH

  BEGINNING OF PERIOD                                          12        113
                                                          -------      -----

CASH
  END OF PERIOD                                             $ 51       $213
                                                         =======       ====

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION:

1. The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate. It is suggested that these interim financial statements be read in conjunction with the May 31, 2000 financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. In the Company's opinion, all adjustments necessary for a fair presentation of the information shown have been included.

2. The results of operations for the three months ended August 31, 2000 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2001.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consisted of the following at August 31, 2000:

                    Raw materials & components                 $  477
                    Work in process                             1,890
                    Finished goods                              4,048
                    Less: reserve for obsolete inventory       (1,126)
                                                               ------
                                                                5,289

                    Less:  non current inventory               (1,952)
                                                               -------
                                                               $3,337
                                                               ======

4. On November 29, 2000, the Company closed on the sale of BAM. The Company was sold to a private company, Bergen Cove Realty Inc. Under the terms of the agreement, the Company sold the issued and outstanding shares of the common stock of BAM. During the fourth quarter of Fiscal 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment.

5. The report of the Company's Independent Certified Public Accountants on November 3, 2000 for the Fiscal year ended May 31, 2000 contained an explanatory paragraph on the Company's ability to continue as a going concern. The Company has not complied with certain bank covenants in effect at August 31, 2000 and November 30, 2000. The Company received a temporary extension on its borrowing facilities from PNC Bank ("PNC") on July 31, 2000 to November 30, 2000 and is currently working on additional agreements with PNC. Due to non-compliance with such covenants, such amounts have been classified as current liabilities in the accompanying financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Recent Developments

         On November 29, 2000, the Company closed on the sale of all of the issued and outstanding shares of Bethlehem Advanced Materials Corporation ("BAM"), a wholly owned subsidiary to a private company, Bergen Cove Realty Inc. The purchase price was $3,923,000 which included the assumption of BAM's existing term debt with Bank of America, N.A. of $2,423,000 at November 29, 2000. In conjunction with the sale, the Company received a fairness opinion from Seidman & Company, Inc. Investment Banking that the transaction was fair to the Company and its Stockholders. During the fourth quarter of Fiscal 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment.

         The report of the Company's Independent Certified Public Accountants on November 3, 2000 for the Fiscal year ended May 31, 2000 contained an explanatory paragraph on the Company's ability to continue as a going concern. The Company has not complied with certain bank covenants in effect at August 31, 2000 and November 30, 2000. The Company received a temporary extension on its borrowing facilities from PNC Bank ("PNC") on July 31, 2000 to November 30, 2000 and is currently working on additional agreements with PNC.

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

         On December 6, 2000, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines due to the non filing of its Form 10-KSB ("10-KSB") for the Fiscal year ended May 31, 2000 and Form 10-QSB ("10-QSB") for the quarterly period ended August 31, 2000 with the Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Exchange Company Guide. In view of this, the Exchange is unable to determine if the Company satisfies the Exchange's numerical guidelines for listing and that its securities are, therefore subject to being delisted from the Exchange. The Company filed its Form 10-KSB for the Fiscal year ended May 31, 2000 on December 29, 2000. The Company has appealed this determination and a hearing is scheduled for January 23, 2001. There can be no assurance the Company's request for continued listing will be granted.

Results of Operations for the Quarter Ended August 31, 2000 ("Fiscal 2001") and for the Quarter ended August 31, 1999 ("Fiscal 2000")

         The Company's sales were $2,271,000 for the first quarter of Fiscal 2001 compared to $3,325,000 for the first quarter of Fiscal 2000, a decrease of $1,054,000 or 32%. Gross profit of $555,000 or 24% of sales for the first quarter of Fiscal 2001 compared to gross profit of $883,000 or 27% of sales for the first quarter of Fiscal 2000. Decreased sales in the Company's Thermal Process Unit and Filtration Unit was the primary factor. The decrease in sales is attributable to a soft capital market in the chemical industry and the strong dollar which undercut the Company's competitive position against certain foreign suppliers.

         Operating expenses for the first quarter of Fiscal 2001 were $745,000 or 33% of sales compared to operating expenses of $958,000 or 29% of sales for the first quarter of Fiscal 2000. The decrease in operating expenses was due to decreased salary, legal, and consulting expenses.

         Other expense totaled $206,000 for the first quarter of Fiscal 2001 compared to other expense of $233,000 for the first quarter of Fiscal 2000. Interest expense was $219,000 for the first quarter of Fiscal 2001 compared to interest expense of $185,000 for the first quarter of Fiscal 2000. The increase was due to increased borrowings at BAM, the second mortgage with Fundex, and increased interest rates. The Company recognized $26,000 in financing charges for the existing amortization and modification of certain options grants to Universal Process Equipment ("UPE") for the first quarter of Fiscal 2001 compared to $28,000 for the first quarter of Fiscal 2000. Other income was $39,000 for the first quarter of Fiscal 2001 compared to other expense of $20,000 for the first quarter of Fiscal 2000.

         Net loss for the first quarter of Fiscal 2001 was $396,000 compared to net loss of $308,000 for the first quarter of Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of Fiscal 2001, $531,000 of cash was used in operating activities compared to $82,000 of cash provided by operating activities for the first quarter of Fiscal 2000. The Company's accounts payable and accrued liabilities decreased due to payments made to suppliers and third party service providers.

         Cash flow used in investing activities, solely capital expenditures, was $110,000 for the first quarter of Fiscal 2001 compared to cash flow used in investing activities of $249,000 for the first quarter of Fiscal 2000. The Company continued to build the high temperature furnaces needed to support the long term contract secured by BAM. The capital expenditures also included upgrades to existing building and laboratory assets.

         Cash flow provided by financing activities was $680,000 for the first quarter of Fiscal 2001 compared to cash flow provided by financing activities of $267,000 for the first quarter of Fiscal 2000. On May 19, 2000, the Company entered into a $1,500,000 committed line of credit note with Exim Bank ("Exim") through PNC Bank N.A. ("PNC"). The purpose of the facility is to provide working capital for export contracts. Borrowings under this agreement accrue interest at PNC's prime rate of interest. The interest rate at January 8, 2001 was 9.5%. The Company is in default under the terms of this agreement with PNC. Borrowings under this facility are secured in defined accounts receivable and inventory. As of August 31, 2000 and January 8, 2001 the amounts outstanding under the facility were $950,482 and $1,080,623 respectively. The Company's borrowings under this facility during the first quarter of Fiscal 2001 totaled $757,000.

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

         On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. During the third quarter of 2000, the Company prepaid the term loan in the amount of $536,000 from proceeds raised in the sale of the machinery and equipment assets. On July 31, 2000, PNC temporarily extended the line from July 31, 2000 to November 30, 2000. The Company is in default on various covenants with PNC. The Company and PNC are presently working on further agreements. As of August 31, 2000 and January 8, 2001 the amounts outstanding under the facility were $3,193,000 and $2,293,000 respectively. On December 1, 2000, the Company paid PNC $900,000 from the proceeds from the sale of BAM. Universal Process Equipment ("UPE") agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. In October of 2000, UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.

         In September of 1998, the Company entered into a $250,000 non-revolving and committed equipment line of credit with PNC. The purpose of the facility is to provide funding for acquisition of equipment from time to time, in aggregate amounts not exceeding the sum of $250,000. The maximum amount of each advance made under the facility shall be equal to the lesser of; (1) the then current unadvanced portion of the facility or, (2) ninety percent (90%) of the price paid by the Company to acquire the equipment. The rate bears interest of a maximum rate of 9.40% and a minimum rate of 9.15%. Borrowings under the facility are secured by a lien on all of the collateral advanced. Borrowings under this facility are fully amortized with fixed equal payments of $5,000 not to exceed a term of 60 months. As of August 31, 2000 and January 8, 2001 the amounts outstanding under the facility were $148,000 and $120,000 respectively.

         On January 21, 1999 the Company entered into a loan agreement with Bank of America for a $3 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. The proceeds of this credit facility were used to finance capital expenditures at the BAM facility to support the contract received during the third quarter of 1999. On July 31, 1999, the credit line was converted to a seven-year term loan requiring principal payments of approximately $38,000 plus interest at prime plus one half of one percent. The loan agreement contains certain covenants, which among other criteria will require the Company to maintain a specified level of net worth. The Company is in violation of certain covenants with Bank of America. Effective November 29, 2000, all outstanding loans to the Bank of America were assumed by the new owners of BAM in accordance with the sale and purchase agreement. As of August 31, 2000 and November 28, 2000 the amounts outstanding under the facility were $2,539,000 and $2,423,000 respectively.

         Backlog  as  of  November  28,  2000  was   approximately   $16,800,000
($15,400,000 of this amount related to BAM's orders) compared to $22,500,000 for the same period last year.

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

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits: 27-Financial Data Schedule

          On December 14, 2000 a Form 8-K was filed to report the sale of Bethlehem Advanced Materials Corporation ("BAM"), the Company's wholly owned subsidiary in Knoxville, TN. BAM was sold to a private company Bergen Cove Realty Inc. Under the terms of this agreement, the Company sold the issued and outstanding shares of the common stock of BAM. The purchase price was $3,923,000 which includes the assumption of BAM's existing term debt of $2,423,000.

          The Company received a fairness opinion from Seidman & Co., Inc. Investment Banking for the sale of this unit.

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



Date:  January 15, 2001