Form 10QSB
period 2000-11-30
BETHLEHEM CORP
filed 2001-01-22
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                         (Second Quarter of Fiscal 2001)

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

                 YES   X                          NO
                     -----                          ------
                                        *
Number of shares outstanding of the issuer's classes of common stock as of January 19, 2001: 2,378,520

Number of pages in this report:  13

                                      INDEX

PART I.    Financial Information:                                       Page No.

           Consolidated Balance Sheet as of November 30, 2000 (unaudited)
           and May 31, 2000................................................  3

           Consolidated Statements of  Operations for the three months ended November 30, 2000 and 1999 (unaudited)....................  5

           Consolidated Statements of  Operations for the six months
           ended November 30, 2000 and 1999 (unaudited)....................  6

           Consolidated Condensed Statements of Cash Flows for the six
           months ended November 30, 2000 and 1999  (unaudited)............  7

           Notes to Financial Statements...................................  8

           Management's Discussion and Analysis ........................... 10


PART II.   Other Information:

           Legal Proceedings and Reports on Form 8-K....................... 13

           Signatures...................................................... 13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------
     ASSETS
                                                       November 30,      May 31,
                                                          2000            2000
                                                       (unaudited)
CURRENT ASSETS:
  Cash                                                   $   149         $    12
  Accounts receivable (net of allowance
     for doubtful accounts of $21 and $21)                 1,976           1,495
  Due from related party                                     137              77
  Costs and estimated profit in excess of billings           855             407
  Inventories                                              2,714           3,490
  Prepaid expenses and other current assets                  167             119
                                                         -------         -------
              Total Current Assets                         5,998           5,600
                                                         -------         -------


PROPERTY, PLANT AND EQUIPMENT, at cost less
     accumulated depreciation and amortization             2,100           5,042

OTHER ASSETS:
  Inventories, non current                                 1,952           1,952
  Intangible pension and deferred compensation
     plan assets                                              85              85
  Deferred financing costs                                   144             270
  Other                                                       36              96
                                                         -------         -------

             Total Other Assets                            2,217           2,403
                                                         -------         -------

             Total Assets                                $10,315         $13,045
                                                         =======         =======

See notes to the consolidated financial statements                        Page 3

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                              November  30, 2000   May 31,2000
                                                                (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                               $  3,310             $  3,939
  Accrued liabilities                                                 327                  648
  Billings in excess of costs and estimated profit                  2,497                  595
  Taxes payable                                                         0                    5
  Current maturities of long-term debt and capital leases           3,477                6,153
  Note Payable - related party                                        787                  787
                                                                 --------             --------

       Total Current Liabilities                                   10,398               12,127
                                                                 --------             --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities      2,535                2,597
  Deferred compensation and other pension liabilities                 476                  515
                                                                 --------             --------

       Total Long-Term Liabilities                                  3,011                3,112
                                                                 --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - authorized, 5,000,000 shares
    Without par value; none issued or outstanding                    --                   --
  Common stock - authorized, 20,000,000 shares
    Without par value; stated value of $.50 per share;
    2,378,532 shares issued and 2,378,520 shares outstanding        1,189                1,189
  Additional paid-in capital                                        6,956                6,898
  Accumulated deficit                                             (11,239)             (10,281)
                                                                 --------             --------
                                                                   (3,094)              (2,194)
  Less - treasury stock, at cost, 12 shares                          --                   --

       Total Stockholders' Deficiency                              (3,094)              (2,194)
                                                                 --------             --------

Total Liabilities and Stockholders' Deficiency                   $ 10,315             $ 13,045
                                                                 ========             ========


See notes to the consolidated financial statements                        Page 4

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended November 30
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                      2000      1999
                                                      ----      ----

NET SALES                                          $ 2,279    $ 3,800

COST OF GOODS SOLD                                   1,641      2,296
                                                   ------------------

GROSS PROFIT                                           638      1,504
                                                   ------------------

OPERATING EXPENSES:
    Selling                                            273        277
    General and Administrative                         593        557
    Non-Employee Stock Option Expense                   29         14
                                                   ------------------
                                                       895        848
                                                   ------------------

        Operating income (loss)                       (257)       656
                                                   ------------------

OTHER INCOME (EXPENSE):
    Interest expense                                  (269)      (313)
    Financing charge - issuance of stock options       (26)       (14)
    Other income (expense)                             (10)         4
                                                   ------------------
                                                      (305)      (323)
                                                   ------------------

        Income (loss) before income taxes             (562)       333

INCOME TAX BENEFIT                                       0          0
                                                   ------------------

NET INCOME (LOSS)                                  $  (562)   $   333
                                                   ==================

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                          $  (.24)   $   .14
                                                   ==================

    Diluted                                        $  (.24)   $   .11
                                                   ==================

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:


    Basic                                            2,379      2,379
                                                   ==================

    Diluted                                          2,379      3,152
                                                   ==================

See notes to the consolidated financial statements                        Page 5

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Six months ended November 30
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------


                                                      2000       1999
                                                      ----       ----

NET SALES                                          $ 4,550    $ 7,125

COST OF GOODS SOLD                                   3,357      4,738
                                                   ------------------

GROSS PROFIT                                         1,193      2,387
                                                   ------------------

OPERATING EXPENSES:
    Selling                                            516        531
    General and Administrative                       1,066      1,217
    Non-Employee Stock Option Expense                   58         58
                                                   ------------------
                                                     1,640      1,806
                                                   ------------------

        Operating income (loss)                       (447)       581
                                                   ------------------

OTHER INCOME (EXPENSE):
    Interest expense                                  (488)      (498)
    Financing charge - issuance of stock options       (52)       (42)
    Other income (expense)                              29        (16)
                                                   ------------------
                                                      (511)      (556)
                                                   ------------------

        Income (loss) before income taxes             (958)        25

INCOME TAX BENEFIT                                       0          0
                                                   ------------------

NET INCOME (LOSS)                                  $  (958)   $    25
                                                   ==================

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                          $  (.41)   $   .01
                                                   ==================

    Diluted                                        $  (.41)   $   .01
                                                   ==================

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:


    Basic                                            2,379      2,379
                                                   ==================

    Diluted                                          2,379      3,323
                                                   ==================


See notes to the consolidated financial statements                        Page 6

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES



                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Six Months ended November 30
                                 (in thousands)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                 2000       1999
                                                                                 ----       ----


Cash flows provided by provided by (used in) operating activities:               $(761)   $ 507


Cash flows provided by (used in) investing activities:                             (75)    (542)




Cash flows provided by financing activities:                                       973      128
                                                                                 -----    -----


NET INCREASES IN CASH                                                              137       93
                                                                                 -----    -----

CASH
  BEGINNING OF PERIOD                                                               12      113
                                                                                 -----    -----

CASH
  END OF PERIOD                                                                  $ 149    $ 206
                                                                                 =====    =====



See notes to the consolidated financial statements                        Page 7

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

                  As discussed in Note 4, the Company closed on the sale of Bethlehem Advanced Materials, Inc. ("BAM") The financial results of BAM are included in the accompanying financial statements through the date of sale.

2. The results of operations and cash flows for the three and six months ended November 30, 2000 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2001.

3. Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally first-in, first-out cost) or market. Inventoried costs relating to any contracts accounted for under the completed contract method are stated at the actual production cost, including factory overhead incurred to date. The Company periodically performs a review of inventories to evaluate whether such goods are obsolete or off standard. When identified, provisions to reduce inventories to net realizable value are recorded. Inventories consist of the following at November 30, 2000:

                     Raw materials & components                  $   120
                     Work in process                               1,950
                     Finished goods                                3,848
                     Less: reserve for obsolete inventory         (1,252)
                                                                 -------
                                                                   4,666
                     Less:  non current inventory                 (1,952)
                                                                 $ 2,714
                                                                 =======

4.                On November 29, 2000,  the Company  closed on the sale of BAM.
                  The Company was sold to a private company, Bergen Cove Realty Inc. Under the terms of the agreement, the Company sold the issued and outstanding shares of the common stock of BAM.
                  During the fourth quarter of Fiscal 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment. The Company's gain on the sale of BAM was not material. Sales for BAM for the six month period ended November 30, 2000 were 1,952,000 compared to sale of 2,131,000 for the same period last year.

5. The report of the Company's Independent Certified Public Accountants on November 3, 2000 for the Fiscal year ended May 31, 2000 contained an explanatory paragraph on the Company's ability to continue as a going concern. The Company has not complied with certain bank covenants in effect at August 31, 2000 and November 30, 2000. The Company received a temporary extension on its borrowing facilities from PNC Bank ("PNC") on July 31, 2000 to November 30, 2000 and is currently working on additional agreements with PNC. Due to non-compliance with such covenants, related amounts have been classified as current liabilities in the accompanying financial statements. In connection with the sale of BAM, the Company paid $900,000 to PNC. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. On December 6, 2000, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines due to the non filing of its Form 10-KSB ("10-KSB") for the Fiscal year ended May 31, 2000 and Form 10-QSB ("10-QSB") for the quarterly period ended August 31, 2000 with the Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Company Guide. The Company filed its Form 10-KSB for the Fiscal year ended May 31, 2000 on December 29, 2000 and its Form 10-QSB for the quarter ended August 31, 2000 on January 16, 2000.

                  On January 17, 2001, the Company received notice from the Exchange indicating that the Exchange had additional concerns relating to the Company's ability to satisfy listing guidelines. The Exchange's concerns included (i) the Company's unsatisfactory operating results and impaired final condition, and (ii) whether the Company's market value of public float satisfied the Exchange's continued listing guideline of $1,000,000. The Company is scheduled for a hearing before a committee of the Exchange on Tuesday, February 6, 2000. There can be no assurance the Company's request for continued listing will be granted. If the Company's Common Stock is delisted from the Exchange, the Company's Common Stock would be subject to the "Penny Stock" rules and there could be a material adverse effect on the trading market and the market price of the Company's Common Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
------   ------------------------------------

Recent Developments

                   On November 29, 2000, the Company closed on the sale of all of the issued and outstanding shares of stock in its wholly owned subsidiary Bethlehem Advanced Materials Corporation ("BAM") to a private company, Bergen Cove Realty Inc. The purchase price was $3,923,000 which included the assumption of BAM's existing term debt with Bank of America, N.A. of $2,423,000 at November 29, 2000. In conjunction with the sale, the Company received a fairness opinion from Seidman & Company, Inc. Investment Banking that the transaction was fair to the Company and its Stockholders. In 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment. The Company's gain on the sale of BAM was not material.

                   The report of the Company's Independent Certified Public Accountants on November 3, 2000 for the Fiscal year ended May 31, 2000 contained an explanatory paragraph on the Company's ability to continue as a going concern. The Company has not complied with certain bank covenants in effect at November 30, 2000. The Company received a temporary extension on its borrowing facilities from PNC Bank ("PNC") on July 31, 2000 to November 30, 2000 and is currently working on additional agreements with PNC. In connection with the sale of BAM, the Company paid $900,000 to PNC.

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

                   While the Company believes the proceeds from the sale of certain assets and an extension on its borrowing facilities, if granted, will be adequate to fund its on-going obligations, there can be no assurance that the disposition of assets and the Company's other strategies will occur in a timely manner in order to fund its on-going obligations.

                   On December 6, 2000, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines due to the non filing of its Form 10-KSB ("10-KSB") for the Fiscal year ended May 31, 2000 and Form 10-QSB ("10-QSB") for the quarterly period ended August 31, 2000 with the Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Company Guide. The Company filed its Form 10-KSB for the Fiscal year ended May 31, 2000 on December 29, 2000 and its Form 10-QSB for the quarter ended August 31, 2000 on January 16, 2000.

                   On January 17, 2001, the Company received notice from the Exchange indicating that the Exchange had additional concerns relating to the Company's ability to satisfy listing guidelines. The Exchange's concerns included (i) the Company's unsatisfactory operating results and impaired final condition, and (ii) whether the Company's market value of public float satisfied the Exchange's continued listing guideline of $1,000,000. The Company is scheduled for a hearing before a committee of the Exchange on Tuesday, February 6, 2000. There can be no assurance the Company's request for continued listing will be granted. If the Company's Common Stock is delisted from the Exchange, the Company's Common Stock would be subject to the "Penny Stock" rules and there could be a material adverse effect on the trading market and the market price of the Company's Common Stock.

Results of Operations for the Quarter Ended November 30, 2000 and for the six months ended November 2000 ("Fiscal 2001") and for the Quarter ended November 30, 1999 and for the six months ended November 1999 ("Fiscal 2000")

                   The Company's sales were $2,279,000 for the second quarter of Fiscal 2001 compared to $3,800,000 for the second quarter of Fiscal 2000, a decrease of $1,521,000 or 40%. Gross profit was $638,000 or 28% of sales for the second quarter of Fiscal 2001 compared to gross profit of $1,504,000 or 40% of sales for the second quarter of Fiscal 2000. Sales were $4,550,000 for the first six months of Fiscal 2001 compared to sales of $7,125,000 for the first six months of Fiscal 2000, a decrease of $2,575,000 or 36%. Gross profit was $1,193,000 or 26% of sales for the first six months of Fiscal 2001 compared to gross profit of $2,387,000 or 34% for the first six months of Fiscal 2000. Decreased sales in the Company's Thermal Process Unit and Filtration Unit were the primary factors for the decreased sales for the second quarter of Fiscal 2001 and for the six-month period ended November 30, 2000 compared to the same periods last year. The decrease in sales is attributable to a soft capital market in the chemical industry and the strong dollar which undercut the Company's competitive position against certain foreign suppliers.

                   Operating expenses for the second quarter of Fiscal 2001 were $895,000 or 39% of sales, compared to $848,000 or 22% of sales for the second quarter of Fiscal 2000. For the first six months of Fiscal 2001 operating expenses were $1,640,000 or 36% of sales, compared to operating expenses of $1,806,000 or 25% of sales for the first six months of Fiscal 2000. The decrease in administrative expenses for the first six months of Fiscal 2001 was due to decreased salary, legal and consulting expenses compared to the same period last year.

                   Other expense totaled $305,000 for the second quarter of Fiscal 2001 and $511,000 for the first six months of Fiscal 2001. For the second quarter of Fiscal 2000 other expense totaled $323,000 and for the first six months of Fiscal 2000 other expense was $556,000. Interest expense was $269,000 for the second quarter of Fiscal 2001 compared to $313,000 for the second quarter of Fiscal 2000. Interest expense was $488,000 for the first six months of Fiscal 2001 compared to $498,000 for same period last year.

                   Net loss for the second quarter of Fiscal 2001 was $562,000 compared to net income of $333,000 for the second quarter of Fiscal 2000. Net loss for the first six months of Fiscal 2001 was $958,000 compared to net income of $25,000 for the first six months of Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

                   During the first six months of Fiscal 2001, $761,000 of cash was used in operating activities compared to $507,000 of cash provided by operating activities for the first six months of Fiscal 2000. The Company's billings in excess of costs increased due to advanced billings on percentage of completion contracts.

                   Cash flow used in investing activities, solely capital expenditures, was $75,000 for the first six months of Fiscal 2001 compared to cash flow used in investing activities of $542,000 for the first six months of Fiscal 2000. The capital expenditures included upgrades to existing building and laboratory assets.

                   Cash flow provided by financing activities was $973,000 for the first six months of Fiscal 2001 compared to cash flow provided by financing activities of $128,000 for the first six months of Fiscal 2000. On May 19, 2000, the Company entered into a $1,500,000 committed line of credit note with Exim Bank ("Exim") through PNC Bank N.A. ("PNC"). The purpose of the facility is to provide working capital for export contracts. Borrowings under this agreement accrue interest at PNC's prime rate of interest. The interest rate at January 14, 2001 was 9.5%. The Company is in default under the terms of this agreement with PNC. Borrowings under this facility are secured in defined accounts receivable and inventory. As of January 14, 2001 the amount outstanding under the facility was $1,081,000. The Company's borrowings under this facility during the first six months of Fiscal 2001 totaled $887,000.

                   On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million line of credit and term loan, secured by a first lien on the Company's inventory, accounts receivable, machinery and equipment and other assets. During the third quarter of 2000, the Company prepaid the term loan in the amount of $536,000 from proceeds raised in the sale of the machinery and equipment assets. On July 31, 2000, PNC temporarily extended the line from July 31, 2000 to November 30, 2000. The Company is in default on various covenants with PNC. The Company and PNC are presently working on further agreements. As of January 14, 2001 the amount outstanding under the facility was $2,293,000. On December 1, 2000, the Company paid PNC $900,000 from the proceeds from the sale of BAM. Universal Process Equipment ("UPE") agreed to provide a guarantee for this credit facility. This guarantee consists of an equipment repurchase agreement wherein UPE is required to either liquidate or otherwise purchase for its own account the Company's eligible inventory upon the occurrence of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. In October of 2000, UPE filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code.

                   On November 29, 2000, the Company closed on the sale of all of the issued and outstanding shares of stock in its wholly owned subsidiary Bethlehem Advanced Materials Corporation ("BAM") to a private company, Bergen Cove Realty Inc. The purchase price was $3,923,000 which included the assumption of BAM's existing term debt with Bank of America, N.A. of $2,423,000 at November 29, 2000. In conjunction with the sale, the Company received a fairness opinion from Seidman & Company, Inc. Investment Banking that the transaction was fair to the Company and its Stockholders. In 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of BAM intangible assets and property, plant and equipment. The Company's gain on the sale of BAM was not material.

                   As  of  January  14,   2001,   the   Company's   backlog  was
approximately $1,787,000.

                   As of November 30, 2000, the Company's cash balance was $149,000. The Company believes that the cash balance is sufficient to the end of January 31, 2001. Accordingly, the Company will need to generate additional funds from the sale of assets or the sale of additional equity or convertible securities debt in order to continue in operation. To date, the Company has no agreements, commitments or understandings and there can be no assurance that the Company can consummate the transactions on favorable terms, if at all.

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

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
-------           -----------------

                  None.

Item 6.           REPORTS ON FORM 8-K
-------           -------------------

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



Date:    January 22, 2001