Form 10QSB
period 2001-02-28
BETHLEHEM CORP
filed 2001-04-23
CIK 11856

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001
                         (Third Quarter of Fiscal 2000)

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

                     YES   X                          NO__
                         -----
                                        *

Number of shares outstanding of the issuer's classes of common stock as February
28, 2001: 2,378,520

Number of pages in this report:  13

                                      INDEX

PART I.    Financial Information:                                      Page No.

           Consolidated Balance Sheet as of February 28, 2001
           (unaudited) and May 31, 2000...........................         3

           Consolidated Statements of Income for the three months
           ended February 28, 2001 and 2000 (unaudited)...........         5

           Consolidated Statements of Income for the nine months
           ended February 28, 2001 and 2000 (unaudited)...........         6

           Consolidated Condensed Statements of Cash Flows for the nine

PART II.   Other Information:

           Legal Proceedings......................................        13

           Signatures.............................................        13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------
ASSETS

                                                            February 28, 2001  May 31, 2000
                                                                               (unaudited)
CURRENT ASSETS:
  Cash .....................................................   $    16          $    12
  Accounts receivable (net of allowance
     for doubtful accounts of $86 and $21) .................     1,567            1,495
  Due from related party ...................................       111               77
  Costs and estimated profit in excess of billings .........       347              407
  Inventories ..............................................       121            3,490
  Prepaid expenses and other current assets ................        83              119
                                                               -------          -------

              Total Current Assets .........................     2,245            5,600
                                                               -------          -------

PROPERTY, PLANT AND EQUIPMENT, at cost less
     accumulated depreciation and amortization .............     2,086            5,042

OTHER ASSETS:
  Inventories, non current .................................     2,506            1,952
  Intangible pension and deferred compensation plan assets .       146               85
  Deferred financing costs .................................       103              270
  Other ....................................................        36               96
                                                               -------          -------

             Total Other Assets ............................     2,791            2,403
                                                               -------          -------

             Total Assets ..................................   $ 7,122          $13,045
                                                               =======          =======

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

--------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                               February 28, 2001   May 31, 2000
                                                                  (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                               $  3,013            $  3,939
  Accrued liabilities                                                 295                 648
  Billings in excess of costs and estimated profit                  1,100                 595
  Taxes payable                                                      --                     5
  Current maturities of long-term debt and capital leases           5,892               6,153
  Note Payable - related party                                      1,287                 787
                                                                 --------            --------

       Total Current Liabilities                                   11,587              12,127
                                                                 --------            --------

LONG TERM LIABILITIES:
  Long-term debt and capital leases, net of current maturities       --                 2,597
  Deferred compensation and other pension liabilities                 393                 515
                                                                 --------            --------

       Total Long-Term Liabilities                                    393               3,112
                                                                 --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - authorized, 5,000,000 shares
    Without par value; none issued or outstanding
  Common stock - authorized,  20,000,000 shares
    Without par value;  stated value of $.50 per share;
    2,378,532 shares issued and 2,378,520 shares outstanding .      1,189               1,189
  Additional paid-in capital                                        6,985               6,898
  Accumulated deficit                                             (13,032)            (10,281)
                                                                 --------            --------
                                                                   (4,858)             (2,194)
  Less - treasury stock, at cost, 12 shares                          --                  --

       Total Stockholders' Deficiency                              (4,858)             (2,194)
                                                                 --------            --------

Total Liabilities and Stockholders' Deficiency ...............   $  7,122            $ 13,045
                                                                 ========            ========

                 See notes to consolidated financial statements
                                                                          Page 4

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      Three months ended February 28, 2001
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                     2001       2000

NET SALES                                          $ 1,858    $ 3,122

COST OF GOODS SOLD                                   2,800      2,195
                                                   -------    -------

GROSS PROFIT (LOSS)                                   (942)       927
                                                   -------    -------

OPERATING EXPENSES:
    Selling                                            171        274
    General and Administrative                         417        568
    Non-Employee Stock Option Expense                   29         29
                                                  --------    -------

                                                       617        871
                                                  --------    -------

        Operating income (loss)                     (1,559)        56
                                                  --------    -------

OTHER INCOME (EXPENSE:)
    Interest expense                                  (178)      (260)
    Financing charge - issuance of stock options       (40)       (26)
    Other income (expense )                            (16)       533
                                                 ---------    -------
                                                      (234)       247
                                                 ---------    -------

        Income (loss) before income taxes           (1,793)       303

INCOME TAX BENEFIT                                    --         --
                                                 ---------    -------

NET INCOME (LOSS)                                  $(1,793)   $   303
                                                ==========    =======

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                          $  (.75)   $   .13
                                                ==========    =======

    Diluted                                        $  (.75)   $   .11
                                                ==========    =======

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:

    Basic                                            2,379      2,379
                                                ==========    =======

    Diluted                                          2,379      2,843
                                                ==========    =======

                 See notes to consolidated financial statements

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       Nine months ended February 28, 2001
                      (in thousands, except per share data)
                                   (unaudited)
--------------------------------------------------------------------------------

                                                      2001       2000
                                                   --------------------

NET SALES                                          $  6,408    $ 10,247

COST OF GOODS SOLD                                    6,159       6,933
                                                   --------    --------

GROSS PROFIT                                            249       3,314
                                                   --------    --------

OPERATING EXPENSES:
    Selling                                             687         805
    General and Administrative                        1,482       1,785
    Non-Employee Stock Option Expense                    86          87
                                                   --------    --------

                                                      2,255       2,677
                                                   --------    --------

        Operating income (loss)                      (2,006)        637
                                                   --------    --------

OTHER INCOME (EXPENSE:)
    Interest expense                                   (666)       (758)
    Financing charge - issuance of stock options        (92)        (68)
    Other income (expense)                               13         517
                                                   --------    --------
                                                       (745)       (309)
                                                   --------    --------

        Income (loss) before income taxes            (2,751)        328

INCOME TAX BENEFIT                                     --          --
                                                   --------    --------

NET INCOME (LOSS)                                  $ (2,751)   $    328
                                                   ========    ========

EARNINGS (LOSS) PER SHARE DATA:

    Basic                                          $  (1.16)   $    .14
                                                   ========    ========

    Diluted                                        $  (1.16)   $    .10
                                                   ========    ========

WEIGHTED AVERAGE  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:

    Basic                                             2,379       2,379
                                                   ========    ========

    Diluted                                           2,379       3,209
                                                  =========    ========

               See notes to the consolidated financial statements

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       Nine Months ended February 28, 2001
                                 (in thousands)
                                   (unaudited)
--------------------------------------------------------------------------------
                                                          2001      2000
                                                          ----      ----

Cash flows provided by (used in) operating activities:   $(730)   $ 331

Cash flows provided by investing activities:               215      462

Cash flows provided by (used in) financing activities:     519     (816)
                                                        ------   ------
NET INCREASE (DECREASE) IN CASH                              4      (23)

CASH

  BEGINNING OF PERIOD                                       12      113
                                                        ------   ------
CASH

  END OF PERIOD                                          $  16   $  90
                                                        ------   ------

               See notes to the consolidated financial statements
                                                                          Page 7

                   THE BETHLEHEM CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

         As  discussed  in Note 4, the Company  closed on the sale of  Bethlehem
         Advanced  Materials,  Inc. ("BAM"). on November 30, 2001. The financial results of BAM are included in the  accompanying  financial  statements through the date of the sale.

2.       The results of operations  for the nine months ended  February 28, 2001 presented herein are not necessarily indicative of the results expected for the year ending May 31, 2001.

3.       Inventories,   other  than  inventoried  costs  relating  to  long-term
         contracts,  are  stated  at the  lower of cost  (principally  first-in, first-out cost) or market.  Inventoried costs relating to any contracts accounted  for under the  completed  contract  method are stated at the actual  production  cost,  including  overhead  incurred  to date.  The
         Company  periodically  performs  a review of  inventories  to  evaluate whether  such goods are  obsolete  or off  standard.  When  identified, provisions to reduce  inventories to net realizable value are recorded.
         Inventories consist of the following at February 28, 2001.

               Raw materials and components                  $  120
               Work in process                                1,329
               Finished goods                                 3,860
               Less: reserve for obsolete inventory          (2,682)
                                                             ------
                                                              2,627

               Less:  non current inventory                  (2,506)
                                                             ------
                                                             $  121
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

5.       The report of the Company's Independent Certified Public Accountants on
         November 3, 2000 for the Fiscal year ended May 31,  2000  contained  an explanatory  paragraph on the Company's  ability to continue as a going concern.  The Company has not complied  with certain bank  covenants in effect for the first nine  months of Fiscal  2001 and is  presently  in payment  default with PNC Bank. The Company  entered into a forbearance agreement  with  PNC  Bank  which  expired  February  28,  2001  and is currently  working on extending the agreement.  In connection  with the sale of BAM, the Company paid  $900,000 to PNC. The Company  received a notice of acceleration from Ocwen Federal Bank on March 31, 2001 due to a payment default.  Due to non-compliance with such covenants,  related amounts have been  classified as current  liabilities  in the accompany financial statements.  The accompanying  financial statements have been prepared  assuming that the Company will  continue as a going  concern.
         The  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

6.       On December  6, 2000,  the Company  received  notice from the  American
         Stock Exchange ("Exchange") Staff indicating that the Company no longer complied with the Exchange's  continued  listing  guidelines due to the non filing of its Form 10-KSB  ("10-KSB") for the Fiscal year ended May
         31, 2000 and Form 10-QSB  ("10-QSB")  for the  quarterly  period  ended
         August 31, 2000 with the  Securities  and  Exchange  Commission  as set forth in Sections  132(c),  1002(d) (3) and 1101 of the Company  Guide.
         The  Company  filed its Form  10-KSB for the Fiscal  year ended May 31,
         2000 on December  29,  2000 and its Form  10-QSB for the quarter  ended
         August 31, 2000 on January 16, 2001.

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
         guideline of  $1,000,000.  The Company had a hearing before a committee of the Exchange on Tuesday, February 6, 2000.

         On April  5,  2001,  the  Company  received  notice  from the  Exchange indicating  that  the  American  Stock  Exchange  Adjudicatory  Council
         ("Council") determined that the material and testimony presented by the
         Company at the  hearing on  February  6, 2001  supported  the  decision articulated in the Exchange's letter dated January 9, 2001 and found no basis  for  recommending  that the  Exchange's  decision  be  reversed.
         Accordingly,  the Council agreed with the Committee of Securities  that the Company's common stock should be delisted and affirmed the decision of the Exchange staff to strike The Bethlehem  Corporation from listing and  registration  on the  Exchange  effective  at the  opening  of the trading session on April 19, 2001.  The Company is presently trading on the Pink Sheets and is in the  process of exploring the requirements of trading on the OTC Electronic Board.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RECENT DEVELOPMENTS

             The  report  of  the   Company's   Independent   Certified   Public
Accountants on November 3, 2000 for the Fiscal year ended May 31, 2000 contained an  explanatory  paragraph  on the  Company's  ability  to  continue  as a going concern.  The Company has not complied with certain bank  covenants in effect as of February 28, 2001 and is  presently in payment  default with PNC. The Company entered into a forbearance  agreement  with PNC which expired  February 28, 2001 and is currently working on further extending the agreement.  On March 30, 2001, the  Company  received an  acceleration  notice  from Ocwen  Federal  Bank for a payment default.

            The Company's  continued  existence is dependent upon its ability to resolve its liquidity problems,  principally by extending certain bank financing arrangements,  the sale of assets,  business  units,  inventory and real estate.
While  pursuing the sale of real estate and other assets and working with PNC on an  additional  agreement,  the  Company  must  continue to operate on cash flow
generated  internally.   The  Company  has  no  agreements,   understandings  or
commitments  and there can be no assurance  that any such sales will take place.
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

            On December 6, 2000, the Company  received  notice from the American
Stock Exchange ("Exchange") Staff indicating that the Company no longer complied with the Exchange's  continued  listing  guidelines due to the non filing of its
Form  10-KSB  ("10-KSB")  for the Fiscal year ended May 31, 2000 and Form 10-QSB
("10-QSB")  for the quarterly  period ended August 31, 2000 with the  Securities and Exchange Commission as set forth in Sections 132(c), 1002(d) (e) and 1101 of the Company Guide.  In view of this, the Exchange was unable to determine if the
Company  satisfied the Exchange  numerical  guidelines  for listing and that its securities  are,  therefore  subject to being  delisted from the  Exchange.  The
Company filed its Form 10-KSB for the Fiscal year ended May 31, 2000 on December
29, 2000 and its Form 10-QSB for the  quarter  ended  August 31, 2000 on January
16, 2001.

            On January 17, 2001, the Company  received  notice from the Exchange indicating that the Exchange had additional  concerns  relating to the Company's ability to satisfy listing guidelines.  The Exchange's concerns included (i) the
Company's  unsatisfactory  operating  results and impaired final condition,  and
(ii) whether the Company's market value of public float satisfied the Exchange's continued  listing  guideline of $1,000,000.  The Company had a hearing before a committee of the Exchange on Tuesday, February 6, 2001.

            On April 5, 2001,  the Company  received  notice  from the  Exchange indicating  that the American Stock Exchange  Adjudicatory  Council  ("Council")
determined  that the  material  and  testimony  presented  by the Company at the hearing on February 6, 2001 supported the decision articulated in the Exchange's letter  and found no basis for  recommending  that the  Exchange's  decision  be reversed.  Accordingly, the Council agreed with the Committee of Securities that the  Company's  common stock should be delisted and affirmed the decision of the
Exchange staff to strike The Bethlehem Corporation from listing and registration on the  Exchange  effective  at the opening of the trading  session on April 19,
2001.  The Company is presently  trading on the Pink Sheets and is exploring the requirements of trading on the OTC Electronic  Board.  There can be no assurance that the Company's  Common Stock will be traded on the OTC Electronic  Board and even if the  Company's  Common  Stock is traded on the OTC  Electronic  Bulletin
Board it will be deemed a "penny  stock" and trading of the Common Stock will be subject to the penny stock  regulations.  As a result, it will be more difficult to make transactions in the Company's Common Stock.

RESULTS OF OPERATIONS  FOR THE QUARTER ENDED  FEBRUARY 28, 2001 AND FOR THE NINE
MONTHS  ENDED  FEBRUARY  28,  2001  ("FISCAL  2001") AND FOR THE  QUARTER  ENDED
FEBRUARY  28,  2000 AND FOR THE NINE MONTHS  ENDED  FEBRUARY  28, 2000  ("FISCAL
2000")

            The Company's  sales were $1,858,000 for the third quarter of Fiscal
2001 compared to $3,122,000  for the third quarter of Fiscal 2000, a decrease of
$1,264,000 or 41%. Gross loss was $942,000 or 51% of sales for the third quarter of Fiscal  2001  compared  to gross  profit of  $927,000 or 30% of sales for the third quarter of Fiscal 2000. The Company increased its inventory reserve in the third quarter in the amount of $1,430,000.  Sales were  $6,408,000 for the first nine months of Fiscal 2001 compared to sales of  $10,247,000  for the first nine months of Fiscal  2000,  a  decrease  of  $3,839,000  or 37%.  Gross  profit was
$249,000  or 4% of sales for the first nine  months of Fiscal  2001  compared to gross  profit of  $3,314,000  or 32% for the first nine  months of Fiscal  2000.
Decreased  sales in the Company's  Thermal Process Unit and Filtration Unit were the primary factors for the decreased sales for the third quarter of Fiscal 2001 and for the  nine-month  period  ended  February  28, 2001  compared to the same periods  last year.  The  decrease in sales is  attributable  to a soft  capital market in the  chemical  industry  and the  strong  dollar  which  undercut  the
Company's  competitive  position against certain foreign suppliers.  BAM's sales for the third quarter of Fiscal 2000 equaled $823,000.

            Operating  expenses  for the  third  quarter  of  Fiscal  2001  were
$617,000  or 33% of sales,  compared  to  $871,000 or 28% of sales for the third quarter of Fiscal  2000.  For the first  nine  months of Fiscal  2001  operating expenses  were  $2,255,000  or 35% of sales,  compared to operating  expenses of
$2,677,000  or 26% of sales  for the first  nine  months  of  Fiscal  2000.  The decrease in administrative expenses for the first nine months of Fiscal 2001 was due to decreased salary and consulting expenses compared to the same period last year.

             Other expense totaled $234,000 for the third quarter of Fiscal 2001 and $745,000 for the first nine months of Fiscal 2001.  For the third quarter of
Fiscal  2000 other  income  totaled  $247,000  and for the first nine  months of
Fiscal 2000 other expense was $309,000. During the third quarter of Fiscal 2000, in  conjunction  with the  discontinuing  of  manufacturing  in Easton,  Pa, the
Company sold the machinery and equipment  assets  associated with this facility.
The Company  recorded a gain of  $552,000  for this sale.  Interest  expense was
$178,000 for the third quarter of Fiscal 2001 compared to $260,000 for the third quarter of Fiscal 2000.  BAM's interest  expense for the third quarter of Fiscal
2000 was  $66,000.  Interest  expense was  $666,000 for the first nine months of
Fiscal 2001 compared to $758,000 for same period last year.

            Net  loss for the  third  quarter  of  Fiscal  2001  was  $1,793,000 compared to net income of $303,000  for the third  quarter of Fiscal  2000.  Net loss for the first nine  months of Fiscal  2001 was  $2,751,000  compared to net income of $328,000 for the first nine months of Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

            During the first nine  months of Fiscal  2001,  $730,000 of cash was used in operating  activities compared to $331,000 of cash provided by operating activities  for the first nine  months of Fiscal  2000.  Cash flow  provided  by investing  activities  was  $215,000  for the first nine  months of Fiscal  2001 compared to cash flow provided by investing activities of $462,000 for the first nine months of Fiscal 2000.

            Cash flow  provided by  financing  activities  was  $519,000 for the first  nine  months  of Fiscal  2001  compared  to cash  flow used in  financing activities  of  $816,000  for the first nine months of Fiscal  2000.  On May 19,
2000,  the Company  entered into  $1,500,000  committed line of credit note with
Exim Bank ("Exim")  through PNC Bank N.A.  ("PNC").  The purpose of the facility was to provide  working  capital  for export  contracts.  Borrowings  under this agreement  accrue  interest at PNC's prime rate of  interest.  The company is in default  under  the terms of this  agreement  with PNC.  Borrowings  under  this facility are secured in defined accounts  receivable and inventory.  As of April
17, 2001 the amount  outstanding  under the facility is $987,000.  The Company's borrowings  under this  facility  during the first  nine  months of Fiscal  2001 totaled $887,000.

             On June 3, 1998, the Company entered into a loan agreement with PNC for a $4 million  line of credit  and term loan,  secured by a first lien on the
Company's  inventory,  accounts  receivable,  machinery  and equipment and other assets.  During the third quarter of 2000, the Company  prepaid the term loan in the amount of $536,000  from  proceeds  raised in the sale of the  machinery and equipment  assets.  The Company has not complied with certain bank  covenants in effect as of February 28, 2001 and is presently in payment default with PNC. The
Company entered into a forbearance agreement with PNC which expired February 28,
2001. The Company and PNC are presently  working on extending the agreement.  As of April 17, 2001, the amount  outstanding under the facility is $1,963,000.  On
December 1, 2000,  the Company paid PNC $900,000 from the proceeds from the sale of BAM.  Universal  Process  Equipment ("UPE") agreed to provide a guarantee for this  credit  facility.  This  guarantee  consists  of an  equipment  repurchase agreement wherein UPE is required to either liquidate or otherwise  purchase for its own  account the  Company's  eligible  inventory  upon the  occurrence  of a payment default. In addition, UPE agreed to subordinate $800,000 of indebtedness due from the Company to PNC. In October of 2000, UPE filed for bankruptcy  under
Chapter 11 of the United States Bankruptcy Code.

             On November 29, 2000,  the Company closed on the sale of all of the issued and outstanding shares of stock in its wholly owned subsidiary  Bethlehem
Advanced Materials Corporation ("BAM") to a private company,  Bergen Cove Realty
Inc. The purchase  price was  $3,923,000  which included the assumption of BAM's existing  term debt with Bank of America,  N.A. of  $2,423,000  at November  29,
2000. In conjunction with the sale, the Company received a fairness opinion from
Seidman and Company,  Inc.  Investment  Banking that the transaction was fair to the Company and its Stockholders.  In 2000, the Company recognized an impairment charge of $1,600,000 in connection with a re-evaluation of the carrying value of
BAM intangible  assets and property,  plant and equipment.  The Company  forgave
$1,243,000 in intercompany balances due from BAM and did not recognize a gain or loss in the transaction.

             The   Company    reached   an   agreement    with   BUSS-SMS   GmbH
Verfahrenstechnik  ("BUSS") to sell the Company's dryer business unit during the second quarter of Fiscal 2001. The Company received $500,000 from BUSS which was held as a deposit.  Subsequently, the transaction was cancelled and the debt was transferred from BUSS to its sole shareholder, Universal Process Equipment.

             As of April 18,  2001,  the  Company's  backlog  was  approximately
$201,000.

             As of February 28, 2001,  the  Company's  cash balance was $16,000.
The Company believes that the cash balance,  along with cash received since that date, is sufficient to sustain  operations to April 30, 2001.  Accordingly,  the
Company  will need to generate  additional  funds from the sale of assets or the sale of additional  equity or convertible  securities debt. To date, the Company has no agreements,  commitments or understandings  and there can be no assurance that the Company can consummate the transactions on favorable terms, if at all.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            The Company has incurred  various  suits from vendors and  suppliers none of which  individually are material.  The total face value of all claims is approximately  10% of the  Company's  assets  and if the  claims  are proven may therefore be material.

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

Date:    April 19, 2001

